Form 10-Q
period 2004-06-30
HOME FEDERAL BANCORP INC
filed 2004-09-27
CIK 1283858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------

                           Commission File Number 000-50901

                              HOME FEDERAL BANCORP, INC.
                        -------------------------------------
             (Exact name of registrant as specified in its charter)

      Federal                                             20-0945587
    ----------                                            ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   500 12th Avenue South, Nampa, Idaho  83651
          ------------------------------------------------------------
            (Address of principal executive offices and zip code)

                                (208) 466-4634
                                --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   (1) Yes        No     X   *
           ------      ------
   (2) Yes        No     X   *
           ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes        No     X   *
           ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of class:                       As of June 30, 2004
         ---------------                       -------------------

 Common stock, no par value                         No shares*


 * The registrant's Registration Statement on Form S-1 was declared effective on August 12, 2004. The registrant has conducted no business except the offering of shares in connection with its subsidiary financial institution's, Home Federal Savings and Loan Association, conversion from mutual to stock form. As of September 27, 2004 the registrant had no outstanding shares of common stock.

                           HOME FEDERAL BANCORP, INC.

                              Table of Contents

PART 1  -  FINANCIAL INFORMATION

ITEM 1 -   Financial Statements.

           Home Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa (the "Bank") pursuant to the Bank's mutual-to-stock conversion. As of the date hereof, the Bank has not completed its conversion, and accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, initially filed on July 19, 2004, and declared effective on August 12, 2004. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements (File Number 333-113731) filed as a part of this quarterly report are those of Home Federal Savings and Loan Association of Nampa and its wholly-owned subsidiary, Idaho Home Service Corporation, as follows:
                                                                         Page
           Consolidated Statements of Financial Condition as of
              June 30, 2004 and September 30, 2003                          1
           Consolidated Statements of Income for the three- and nine-
              month periods ended June 30, 2004 and June 30, 2003           2
           Consolidated Statements of Cash Flows for the nine-month
              periods ended June 30, 2004 and 2003                          4
           Selected Notes to Unaudited Interim Consolidated Financial
              Statements                                                    6
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

           Forward-Looking Statements                                       7
           Critical Accounting Policies                                     8
           Comparison of Financial Condition at June 30, 2004
              and September 30, 2003                                        9
           Comparison of Operating Results
              For the three months ended June 30, 2004 and 2003            11
           Comparison of Operating Results
              For the nine months ended June 30, 2004 and 2003             15
           Liquidity and Capital Resources                                 19
ITEM 3 -   Quantitative and Qualitative Disclosures about
           Market Risk                                                     20

ITEM 4 -   Controls and Procedures                                         21

PART II -  OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                               21
  ITEM 2 - Changes in Securities and Use of Proceeds                       21
  ITEM 3 - Defaults upon Senior Securities                                 21
  ITEM 4 - Submission of Matters to a Vote of Security Holders             21
  ITEM 5 - Other Information                                               22
  ITEM 6 - Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                 23

                HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA
                  Consolidated Statements of Financial Condition
                                 (Unaudited)
                            Dollars In Thousands

                                          June 30, 2004   September 30, 2003
                                          ----------------------------------
                  ASSETS
Cash and amounts due from depository
 institutions                                $ 13,694           $ 11,118
Securities, available for sale, at
 fair value                                       893              5,440
Securities held to maturity, at cost
 (fair value at June 30, 2004: $82,347;
 at September 30, 2003: $25,423)               82,653             24,425
Federal Home Loan Bank capital stock,
 at cost                                        7,117              6,533
Loans held for sale                             1,813              5,066
Loans receivable, net of allowance for
 loan losses of $2,706 at June 30, 2004
 and $1,853 at September 30, 2003             386,837            372,629
Accrued interest receivable                     1,797              1,585
Properties and equipment, net                  10,346              9,758
Mortgage servicing rights, net                  3,303              3,130
Investment in life insurance contracts          9,947              9,621
Other assets                                      851                891
                                             ---------------------------
TOTAL ASSETS                                 $519,251           $450,196
                                             ===========================

     LIABILITIES AND EQUITY CAPITAL
DEPOSIT ACCOUNTS
Savings deposits                             $ 25,104           $ 24,423
Demand deposits                               149,956            131,778
Certificates of deposit                       158,462            145,072
                                             ---------------------------
Total deposit accounts                        333,522            301,273
Advances by borrowers for taxes and
 insurance                                      1,840              3,553
Interest payable on FHLB advances and
 other borrowings                                 378                368
Interest payable on deposit accounts              905                571
Deferred compensation                           1,976              1,803
Advances from Federal Home Loan Bank          131,756             96,527
Deferred income tax liability                   2,120              2,475
Income taxes payable                               83                365
Other liabilities                               2,995              2,862
                                             ---------------------------
Total liabilities                             475,575            409,797

EQUITY CAPITAL
Retained earnings, substantially
 restricted                                    43,686             40,415
Accumulated comprehensive loss, net of
 deferred income taxes                            (10)               (16)
                                             ---------------------------
Total equity capital                           43,676             40,399
                                             ---------------------------
TOTAL LIABILITIES AND EQUITY                 $519,251           $450,196
                                             ===========================

The accompanying notes are an integral part of these financial statements.

                 HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA
                        Consolidated Statements of Income
                                (Unaudited)
                Dollars In Thousands, Except Earnings Per Share

                                    Three Months Ended    Nine Months Ended
                                         June 30,              June 30,
                                    ---------------------------------------
                                      2004       2003      2004        2003
                                    ---------------------------------------

Interest and dividend income
Loan interest                        $5,948     $6,059   $17,889    $18,244
Investment interest                      16        147        86        223
Mortgage-backed security interest       849        465     1,897      1,676
Federal Home Loan Bank stock
 dividends                               67         80       215        267
Interest-bearing deposits in
 other banks                              4          2        14         14
                                     --------------------------------------
Total interest and dividend
 income                               6,884      6,753    20,101     20,424
                                     --------------------------------------

Interest expense
Deposits                              1,233      1,238     3,617      3,875
Federal Home Loan Bank advances       1,158      1,183     3,456      3,468
                                     --------------------------------------
Total interest expense                2,391      2,421     7,073      7,343
                                     --------------------------------------
Net interest income                   4,493      4,332    13,028     13,081
Provision for loan losses               300        150       900        437
                                     --------------------------------------
Net interest income after
 provision for loan losses            4,193      4,182    12,128     12,644
                                     --------------------------------------

Noninterest income
Service fees and charges              2,198      2,463     6,004      6,113
Gain on sale of loans                    77          6       421        593
                                        122        299       371        500

Mortgage servicing rights
Loan servicing income                   226        402       704      1,574
Amortization of mortgage
 servicing rights                       (39)       (94)     (401)      (538)
Mortgage servicing rights
 impairment                             100          -      (130)         -
Other                                   (68)      (100)      (13)        53
                                     --------------------------------------
Total noninterest income              2,616      2,976     6,957      8,295
                                     --------------------------------------

NONINTEREST EXPENSE
Compensation and benefits             2,753      2,026     8,094      7,856
Occupancy and equipment                 686        731     2,062      2,206
Data processing                         374        335     1,098      1,000
Advertising                             309        268       824        890
Postage and supplies                    193        204       601        567
Professional services                    73         60       253        316

Insurance and taxes                     117         88       325        269
Other                                   216        201       682        607
                                     --------------------------------------
Total noninterest expense             4,721      3,913    13,939     13,711
                                     --------------------------------------
Income before income taxes            2,088      3,245     5,146      7,228
Income tax expense                      770      1,397     1,875      2,955
                                     --------------------------------------
NET INCOME                            1,318      1,848     3,271      4,273
                                     ======================================

EARNINGS PER SHARE
Basic                                  n/a        n/a       n/a        n/a
Diluted                                n/a        n/a       n/a        n/a

The accompanying notes are an integral part of these financial statements.

                   HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                        Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                             June 30,
                                                       -------------------
                                                        2004         2003
                                                       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $ 3,271     $ 4,273
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation of properties and equipment                 1,187       1,226
Net amortization and accretion of premiums and
 discounts on investments                                   (4)         45
(Gain) loss on sale of fixed assets and
 repossessed assets                                         55          30
(Gain) loss on sale of securities available for sale        39          (3)
Provision for loan losses                                  900         437
Federal Home Loan Bank stock dividend                     (215)       (267)
Deferred compensation expense                              504         556
Net deferred loan fees                                    (220)       (811)
Change in accrued income tax                              (637)      1,275
Net gain on sale of loans                                 (421)       (593)
Proceeds from sale of loans held for sale               55,861     113,458
Originations of loans held for sale                    (52,148)   (109,560)
Amortization of mortgage servicing rights                  401         538
Impairment of mortgage servicing asset                     130           -
Net increase in value of life insurance contracts         (326)       (721)
Change in assets and liabilities:
Accrued interest receivable                               (212)          8
Other assets                                                40         130
Interest payable on deposits and FHLB advances             344         436
Other liabilities                                          133       2,570
Other                                                   (1,169)     (1,951)
                                                       -------------------

Net cash provided (used) by operating activities         7,513      11,076
                                                       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal repayments and maturities
 of securities available for sale                           81           -
Proceeds from sale of securities available for sale      5,468      35,000
Purchase of securities available for sale                 (991)    (50,005)
Proceeds from principal repayments and maturities
 of mortgage-backed securities held to maturity          9,136      17,407
Purchase of mortgage-backed securities held to
 maturity                                              (67,360)          -
Purchases of properties and equipment                   (1,978)       (749)
Purchase of Federal Home Loan Bank stock                  (369)       (752)
Loan originations and principal collections, net       (14,770)    (41,935)
Proceeds from disposition of property and equipment         80           7
Proceeds from sale of repossessed assets                               505
Investment in life insurance contracts                       -           -
                                                       -------------------

Net cash used by investing activities                  (70,703)    (40,522)
                                                       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts                        32,249      23,783
Net increase (decrease) in advances by borrowers
 for taxes and insurance                                (1,713)     (1,398)
Advances from Federal Home Loan Bank                    35,229      21,277
                                                       -------------------

Net cash provided by financing activities               65,765      43,662
                                                       -------------------

CHANGE IN CASH AND CASH EQUIVALENTS                      2,576      14,216

Cash and cash equivalents, beginning of year            11,118       9,286
                                                       -------------------

Cash and cash equivalents, end of year                 $13,694     $23,502
                                                       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE INFORMATION
Cash paid during the year for:

Interest on deposit accounts and other borrowings      $ 6,729     $ 6,907
                                                       -------------------

Income taxes                                           $ 2,512     $ 1,680
                                                       -------------------

SUPPLEMENTAL CASH FLOWS DISCLOSURE ON
NONCASH INVESTING TRANSACTIONS

Acquisition of real estate and other assets in
 settlement of loans                                   $    10     $   409
                                                       -------------------
                               Dollars In Thousands

The accompanying notes are an integral part of these financial statements.

                HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA SELECTED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Savings and Loan Association of Nampa and its wholly owned subsidiary, Idaho Home Services Corporation. The financial statements of Home Federal Savings and Loan Association of Nampa and Idaho Home Services Corporation (the "Bank") have been prepared in conformity with accounting principles generally accepted in the United State of America for interim financial information and predominant practice followed by the financial services industry, and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Bank's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated statement of financial condition of the Bank as of September 30, 2003, has been derived from the audited consolidated statement of financial condition of the Bank as of that date.

Certain information and note disclosures normally included in the Bank's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with a reading of the financial statements and notes included in the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (File Number 333-113731), as amended, initially filed on July 19, 2004, and declared effective on August 12, 2004, ("Registration Statement"). Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Note 2 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. The Bank considers the allowance for loan losses, mortgage servicing rights, and deferred income taxes to be critical accounting estimates.

The accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The Bank performs an independent valuation review of mortgage servicing rights for potential declines in value. This valuation may include an independent appraisal of the fair value of the servicing portfolio.

Deferred income taxes are computed using the asset and liability approach as proscribed in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in an institution's income tax returns.

At June 30, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Registration Statement.

Note 3 - Commitments to extend credit

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include securities, accounts receivable, inventory, fixed assets, and/or real estate properties. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

At June 30, 2004 (unaudited), and September 30, 2003, commitments to extend credit were as follows (dollars in thousands):

                                      (unaudited)
                                     June 30, 2004      September 30, 2003
Unfunded commitments
 under lines of credit                  $18,800               $16,701
Other loan commitments                   14,698                13,396
                                        -----------------------------
Total commitments to
 extend credit                          $34,498               $30,097
                                        =============================


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This report contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

     *     statements of our goals, intentions and expectations;

     * statements regarding our business plans, prospects, growth and operating strategies;

     * statements regarding the quality of our loan and investment portfolios; and

     *     estimates of our risks and future costs and benefits.

     These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

     * general economic conditions, either nationally or in our market area, that are worse than expected;

     * changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

     *     increased competitive pressures among financial services companies;

     *     changes in consumer spending, borrowing and savings habits;

     * legislative or regulatory changes that adversely affect our business;

     *     adverse changes in the securities markets; and

     * changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.


Critical Accounting Policies

     Allowance for Loan Losses. Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

     Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans based on historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance element relates to assets with no well-defined deficiency of weakness and takes into consideration loss that is inherent within the portfolio but has not been realized.

     Mortgage Servicing Rights. Mortgage servicing represent the present value of the future servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, we perform an independent valuation review of mortgage servicing rights for potential declines in value.

     Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the Federal Home Loan Bank. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions which may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at June 30, 2004 and September 30, 2003.

     General. Our total assets increased $69.1 million or 15.3% to $519.3 million at June 30, 2004 compared to $450.2 million at September 30, 2003. Asset growth was concentrated primarily in mortgage-backed securities, which increased $58.2 million, and loans originated in our local market area, which increased $14.2 million. The growth was funded by $32.2 million in increased deposits, $35.2 million in additional borrowings from the Federal Home Loan Bank of Seattle, and $3.3 million in net income.

     In connection with our asset and liability management practices, we use asset and liability duration measures as a component of interest rate risk measurement. Duration measures cash flows that are generated from investments, loans or deposits by weighting the present value of the cash flows according to the periods of time when the cash flows are received with the result being an average date when the cash flows are received or paid. We use months as the measure of time. Our goal is to manage the mismatch between the duration maturities of cash inflows that comes from loans and investments, and cash outflows that come from deposits and borrowings. We accomplish this by reducing our asset durations, or cash inflows, and lengthening our liability durations, or cash outflows, so that the net duration mismatch between assets and liabilities is within our policy guidelines. During the nine months ended June 30, 2004, total asset duration decreased 3.93 months to
38.87 months, and liability duration decreased 5.23 months to 22.25 months for a net duration gap of 16.62 months, up 1.3 months from September 30, 2003.

     Assets. During the nine months ended June 30, 2004 total assets grew $69.1 million. The growth was primarily concentrated in the following asset categories:

                                                Increase/
                                             (Decrease) from    Percentage
                                Balance at     September 30,    Increase /
                              June 30, 2004        2003         (Decrease)
                              ---------------------------------------------
                                          (Dollars in Thousands)
Cash and amounts due from
 depository institutions        $ 13,694         $ 2,576           23.2%
Securities available for
 sale, at fair value                 893          (4,547)         (83.6)
Mortgage-backed securities,
 held to maturity                 82,653          58,228          238.4
Loans held for sale (1)            1,813          (3,253)         (64.2)
Loans receivable, net of
 allowance for loan losses       386,837          14,208            3.8%

(1) Loans held for sale includes one- to four-family residential loans that have been sold into the secondary market awaiting delivery to the purchaser.

Cash and amounts due from depository institutions increased $2.6 million primarily as the result of an increase in customer checking account deposit clearing items that were due from other banks. In addition, cash balances held at the Federal Home Loan Bank of Seattle increased.

During the nine months ended June 30, 2004, we purchased Fannie Mae and Freddie Mac mortgage-backed securities in order to leverage the balance sheet and achieve the desired level of total interest-earning assets. Mortgage-backed securities have payment characteristics that are similar to those of residential loans. The net increase of $58.2 million represented 84.3% of total asset growth. Net loans receivable, increased $14.2 million from loans originated in our local area.

     Deposits. Deposits increased $32.2 million during the nine months ended June 30, 2004. Deposits growth resulted from increases in demand deposits and certificates of deposits. The following table details the source of that growth.

                              Balance at       Increase from      Percentage
                            June 30, 2004    September 30, 2003    Increase
                            -------------------------------------------------
                                          (Dollars in Thousands)
Savings deposits              $ 25,104           $   681             2.8%
Demand deposits                149,956            18,178            13.8
Certificates of deposit        158,462            13,390             9.2
                              ------------------------------------------
Total deposit accounts        $333,522           $32,249            10.7%
                              ==========================================

Demand deposits increased $18.2 million during the nine months ended June 30, 2004, and accounted for 56.4% of the $32.2 million in total deposit growth. Noninterest-bearing demand deposits grew $2.0 million and interest-bearing demand deposits grew $16.2 million. Certificates of deposit increased $13.4 million primarily as a result of local advertised specials for certificate accounts with maturities ranging from 19 to 39 months.

     Borrowings. Advances from Federal Home Loan Bank of Seattle increased $35.2 million or 36.5% to $131.8 million during the nine months ended June

30, 2004. We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.

     Equity.   Total equity increased  $3.3 million or 8.1%, to $43.7 million at June 30, 2004 as compared to $40.4 million at September 30, 2003. The source of increase was $3.3 million in net income for the nine months ended June 30, 2004. Our total tier 1 (core) capital ratio was 8.35% and our total tier 1 risk-based capital ratio was 13.69% at June 30, 2004.

     Comparison of Operating Results for the Three Months ended June 30, 2004 and June 30, 2003.

     General. Our net income for the three months ended June 30, 2004 was $1.3 million, a decrease of $530,000 from the comparable three months ended June 30, 2003. The reduction in net income was caused, in part, by an increase in the provision for loan losses of $150,000, a decrease in total noninterest income of $360,000 and an increase in total noninterest expense of $808,000. This was partially offset by an increase in net interest income of $161,000 and a decrease in income tax expense of $627,000.

     Net Interest Income. Our net interest income increased $161,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Average total interest-earning assets increased $39.6 million between the two three month time periods. Loan refinancing driven by low interest rates resulted in a 43 basis point decline in our average asset yields. During that same period our average cost of funds declined 26 basis points, resulting in a 17 basis point increase in our net interest spread.

     Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2004 increased $131,000 to $6.9 million compared to the three months ended June 30, 2003. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended June 30, 2004 and 2003:

                                      Three Months Ended June 30,
                         -----------------------------------------------------
                                  2004               2003
                         --------------------------------------
                                                                   Increase/
                                                                (Decrease) in
                                                                   Interest
                                                                      and
                                                                   Dividend
                          Average             Average               Income
                          Balance    Yield    Balance    Yield     from 2003
                         -----------------------------------------------------
                                      (Dollars in Thousands)

Loans receivable, net    $384,123    6.01%   $357,192    6.61%      $(132)
Loans held for sale         3,246    5.57       2,879    5.56          21
Investment securities,
 available for sale,
 including interest-
 bearing deposits in
 other banks                4,346    1.84     27,825     2.14        (129)
Mortgage-backed
 securities, held to
 maturity                  66,380    5.12     31,263     5.95        384

Federal Home Loan
 Bank stock                 6,711    3.99      6,086     5.26        (13)
                         -----------------------------------------------
Total interest-earning
 assets                  $464,806    5.92%  $425,245     6.35%     $ 131
                         ===============================================

We had a 43 basis point decline in the average yield on total interest-earning assets; however, the increase in average total interest-earning assets of $39.6 million for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003 resulted in an increase of $131,000 in total interest income. Continuing low interest rates and customer loan refinances resulted in a 60 basis point reduction in the average yield on net loans receivable and a $132,000 reduction in related interest income. Rapid prepayments received on higher coupon mortgage-backed securities and decreased reinvestment rates for purchased securities resulted in an 83 basis point reduction in the associated average yield. Mortgage-backed security interest income increased $384,000 as the result of a $35.1 million or 112.3% increase in the average balance between the three months ended June 30, 2004 and 2003.

     Interest Expense. Total interest expense for the three months ended June 30, 2004 was $2.4 million, virtually unchanged from the three months ended June 30, 2003. The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2004 and 2003:

                                      Three Months Ended June 30,
                         -----------------------------------------------------
                                  2004               2003
                         --------------------------------------
                                                                   Increase/
                                                                (Decrease) in
                                                                   Interest
                          Average             Average               Expense
                          Balance    Cost     Balance    Cost      from 2003
                         -----------------------------------------------------
                                      (Dollars in Thousands)

Savings deposits         $ 24,971    0.19%   $24,988     0.40%       $(13)
Interest-bearing
 demand deposits           87,291    0.24     73,148     0.22          12
Money market deposits      33,734    0.70     31,689     0.67           6
Certificates of deposit   156,547    2.84    142,635     3.14         (10)
Federal Home Loan Bank
 advances                 115,425    4.01    108,001     4.38         (25)
                         ------------------------------------------------
Total Interest-bearing
 liabilities             $417,968    2.29%  $380,461     2.55%       $(30)
                         ================================================

The average balance of total interest-bearing liabilities increased $37.5 million for the three months ended June 30, 2004 compared to that of the three months ended June 30, 2003; however, our average cost of funds for total interest-bearing liabilities decreased 26 basis points, and total interest expense decreased $30,000. The average balance of certificates of deposit increased $13.9 million during the same time period; however, the average cost of funds decreased 30 basis points and interest expense declined $10,000. Similarly, the average balance of interest-bearing demand deposits increased $14.1 million and the average cost of funds increased 2 basis points resulting in a $12,000 increase in related interest expense. The current low interest rate environment is the primary cause for the reduction of the cost of funds.

     Provision for Loan Losses. Our Asset Liability Committee assesses the adequacy of the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of our loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate or multi-family or commercial real estate loan, has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Asset Liability Management Committee believes that there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance element includes regional economic and employment data.

Our provision for loan loss increased $150,000 for the three months ended June 30, 2004 compared to the same period in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2004 and 2003:

                                             At or For the Three Months
                                                   Ended June 30,
                                             --------------------------
                                                  2004         2003
                                             --------------------------
                                                (Dollars in Thousands)
Provision for loan losses                          $300         $150
Net charge-offs                                      13           35
Allowance for loan losses                         2,706        1,691
Allowance for loan losses as a percentage
 of total loans outstanding at the end of
 the period                                        0.69%        0.46%
Allowance for loan losses as a percentage
 of nonperforming loans at the end of the
 period                                          400.30%     3315.69%
Nonperforming loans                                 676           51
Nonaccrual and 90 days or more past due
 loans as a percentage of loans receivable         0.17%        0.01%
Total loans, net                                388,650      370,305
Total commercial real estate and construction
 loans, net                                     117,402       97,270

The increase in the provision was due to an $16.5 million increase in net loans receivable at June 30, 2004 as compared to June 30, 2003, increased risk associated with the continued growth of our net commercial real estate and construction loan portfolio as a percentage of total gross loans, and the increase in nonperforming loans from $51,000 at June 30, 2003 to $676,000 at June 30, 2004. Total net commercial real estate and construction loans represented 30.3% of our total net loans receivable at June 30, 2004 compared to 26.3% at June 30, 2003. Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at June 30, 2004 and 2003 were 0.17% and

0.01% respectively. Management expects the allowance for loan losses as a percentage of loans receivable to continue to increase in the future as the concentration of commercial real estate and construction loans increases in the portfolio.

     Noninterest Income. Noninterest income for the three months ended June 30, 2004 was $2.6 million, a decrease of $360,000 or 12.1% from the three months ended June 30, 2003. The following table provides a detail analysis of the changes in components of noninterest income:

                          Three Months      Increase/      Percentage
                             Ended        Decrease from     Increase/
                          June 30, 2004   June 30, 2003    (Decrease)
                          ---------------------------------------------
                                     (Dollars in Thousands)

Service fees and charges      $2,198          $(265)         (10.8%)
Increase in cash surrender
 value of life insurance         122           (177)          (59.2)
Mortgage servicing
 rights, net                     287            (21)           (6.8)
Other                              9            103             N/A
                              -------------------------------------
Total noninterest income      $2,616          $(360)          (12.1%)
                              =====================================

Service fees and charges declined mainly due to lower debit card fee income. Income from the change in the cash surrender value of life insurance decreased due to lower due to interest rates. Mortgage servicing rights, net was $287,000 for the three months ended June 30, 2004, a decrease of $21,000 compared to the three months ended June 30, 2003. Mortgage servicing rights, net is an accounting estimate that represents the present value of the future servicing fees from the right to service mortgage loans for others. It is impacted by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, such as we experienced during the three months ended June 30, 2004, mortgage loans prepay faster and the value of our mortgage-servicing asset declines. On a quarterly basis we perform an independent valuation review of mortgage servicing rights in order to determine if there has been a decline in the fair market value.

     Noninterest Expense. Total noninterest expense for the three months ended June 30, 2004 was $4.7 million, an increase of $808,000 or 20.6% compared to the three months ended June 30, 2003. The following table provides a detail analysis of the changes in components of noninterest expense:

                          Three Months      Increase/      Percentage
                             Ended        Decrease from     Increase/
                          June 30, 2004   June 30, 2003    (Decrease)
                          ---------------------------------------------
                                     (Dollars in Thousands)

Compensation and benefits     $2,753           $727           35.9%
Occupancy and equipment          686            (45)          (6.2)
Data processing                  374             39           11.6
Advertising                      309             41           15.3
Postage and supplies             193            (11)          (5.4)

Other                            406             57           16.3
                              ------------------------------------
Total noninterest expense     $4,721           $808           20.6%
                              ====================================

Compensation and benefits accounted for $727,000 in increased noninterest expense. Compensation increased due to salary increases and an increase in the number of employees. Data processing expense increased principally as a result of an increase in the expense to operate our Internet banking system. Advertising expense increased primarily die to production costs of television advertising.

     Income Tax Expense. Income tax expense for the three months ended June 30, 2004 was $770,000, which represented a decrease of $627,000 from the three months ended June 30, 2003. Income before income taxes was $2.1 million for the three months ended June 30, 2004 compared to $3.2 million for the three months ended June 30, 2003, a decrease of $1.2 million or 35.7%. Income recognized from the increase in the cash surrender value of life insurance is generally not subject to income tax and this reduced income tax by $48,000 and $117,000 for the three months ended June 30, 2004 and 2003 respectively. The effective income tax rate for the three months ended June 30, 2004 was 34.0% for federal and 7.6% for the State of Idaho.

Comparison of Operating Results for the Nine Months ended June 30, 2004 and June 30, 2003.

     General. Our net income for the nine months ended June 30, 2004 was $3.3 million, a decrease of $1.0 million compared to the nine months ended June 30, 2003. Income and expense items that contributed to the reduction in net income include decreases in net interest income and total noninterest income of $53,000 and $1.3 million respectively, and increases in the provision for loan losses and total noninterest expense of $463,000 and $228,000, respectively. This was partially offset by a decrease in income tax expense of $1.1 million.

     Net Interest Income. Our net interest income was $13.0 million for the nine months ended June 30, 2004 compared to $13.1 million for the nine months ended June 30, 2003, a decrease of $53,000. Average total interest-earning assets increased $39.1 million between the two nine month time periods as a result of a record number of customer loan refinancings driven by historically low interest rates; however, lower interest rates resulted in a 69 basis point decline in our average asset yields. During that same period our average cost of funds declined only 31 basis points, resulting in a 38 basis point reduction in our net interest spread.

     Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2004 decreased $323,000 to $20.1 million compared to the nine months ended June 30, 2003. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the nine months ended June 30, 2004 and 2003:

                                      Nine Months Ended June 30,
                         -----------------------------------------------------
                                  2004               2003
                         --------------------------------------
                                                                   Increase/
                                                                (Decrease) in
                                                                 Interest and
                          Average             Average          Dividend Income
                          Balance    Yield    Balance   Yield     from 2003
                         -----------------------------------------------------
                                      (Dollars in Thousands)

Loans receivable, net    $381,052     6.20%   $344,608   6.99%      $(349)
Loans held for sale         3,036     5.78       3,171   5.73          (6)
Investment securities,
 available for sale,
 including interest
 bearing deposits in
 other banks                6,809     1.96      15,436   2.05        (137)
Mortgage-backed
 securities, held
 to maturity               47,500     5.32      37,013   6.04         221
Federal Home Loan
 Bank stock                 6,620     4.33       5,648   6.30         (52)
                         ------------------------------------------------
Total Interest-
 earning assets          $445,017     6.02%   $405,876   6.71%      $(323)
                         ================================================

Average total interest-earning assets increased $39.1 million during the nine months ended June 30, 2004 when compared to the nine months ended June 30, 2003; however, we had a 69 basis point decrease in the average yield on total interest-earning assets and a decrease of $323,000 in total interest income. Historically low interest rates and a record number of customer loan refinancings resulted in a 79 basis point reduction in the average yield on net loans receivable and a $349,000 reduction in related interest income. Rapid repayments received on higher coupon mortgage-backed securities and decreased reinvestment rates for purchased securities resulted in a 72 basis points reduction in the associated average yield.

     Interest Expense. Total interest expense for the nine months ended June 30, 2004 was $7.1 million, a decrease of $270,000 from that of the nine months ended June 30, 2003. The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended June 30, 2004 and 2003:

                                      Nine Months Ended June 30,
                         -----------------------------------------------------
                                  2004               2003
                         --------------------------------------
                                                                   Increase/
                                                                (Decrease) in
                                                                   Interest
                          Average             Average              Expense
                          Balance    Cost     Balance    Cost     from 2003
                         -----------------------------------------------------
                                      (Dollars in Thousands)

Savings deposits         $ 24,262    0.26%    $24,279    0.47%      $ (38)
Interest-bearing
 demand deposits           81,277    0.24      70,052    0.31         (19)
Money market deposits      32,636    0.64      33,231    0.80         (43)
Certificates of deposit   150,678    2.89     137,578    3.32        (158)
Federal Home Loan Bank
 advances                 110,892    4.16     101,879    4.54         (12)
                         ------------------------------------------------
Total Interest-bearing
 Liabilities             $399,745    2.36%   $367,019    2.67%      $(270)
                         ================================================

The average balance of total interest-bearing liabilities increased $32.7 million for the nine months ended June 30, 2004 compared to that at June 30, 2003; however, our average total cost of funds decreased 31 basis points, and total interest expense decreased $270,000. The average balance of certificates of deposit increased $13.1 million during the same period; however, the average cost of funds decreased 43 basis points and interest expense declined $158,000. Similarly, the average balance of interest-bearing demand deposits increased $11.2 million; however, the average cost of funds decreased 7 basis points resulting in a $19,000 reduction in related interest expense. In addition, the average balance of money market deposits decreased $595,000 and the average cost of funds decreased 16 basis points. The current low interest rate environment has resulted in a significant reduction in our average cost of funds and total interest expense.

     Provision for Loan Losses. Our provision for loan losses for the nine months ended June 30, 2004 was $900,000, an increase of $463,000 from the nine months ended June 30, 2003. The following table details selected activity associated with the allowance for loan loss for the nine months ended June 30, 2004 and 2003:

                                       At or For the Nine months
                                              Ended June 30,
                                       -------------------------
                                           2004           2003
                                       -------------------------
                                         (Dollars in Thousands)
Provision for loan losses              $    900       $    437
Net charge-offs                              64            136
Allowance for loan losses                 2,706          1,691
Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period                  0.69%          0.46%

Allowance for loan losses as a
 percentage of nonperforming loans
 at the end of the period                400.30%       3315.69%
Nonperforming loans                         676             51
Nonaccrual and 90 days or more past
 due loans as a percentage of
 total loans                               0.17%          0.01%
Total loans receivable, net             388,650        370,305
Total commercial real estate
 and construction loans, net            117,402         97,270

The increase in the provision for loan losses was due to an $16.5 million increase in net loans at June 30, 2004 as compared to June 30, 2003, increased risk associated with the growth of our net commercial real estate and construction loan portfolio as a percentage of total gross loans from $51,000 at June 30, 2003 to $676,000 at June 30, 2004. Total net commercial real estate and construction loans represented 30.2% of our total net loans receivable at June 30, 2004 compared to 26.3% at June 30, 2003.

     Noninterest Income. Noninterest income for the nine months ended June 30, 2004 was $7.0 million, a decrease of $1.3 million, or 16.1% from the nine months ended June 30, 2003. The following table provides a detailed analysis of the changes in components of noninterest income:

                           Nine Months      Increase/      Percentage
                             Ended        Decrease from     Increase/
                          June 30, 2004   June 30, 2003    (Decrease)
                          ---------------------------------------------
                                     (Dollars in Thousands)

Service fees and charges     $6,004          $(109)          (1.8%)
Gain on sale of loans           421           (172)         (29.0)
Mortgage servicing
 rights, net                    173           (863)         (83.3)
Other                           359           (194)         (31.5)
                             ------------------------------------
Total noninterest income     $6,957        $(1,338)         (16.1%)
                             ====================================

Service fees and charges totaled $6.0 million for the nine months ended June 30, 2004, a decrease of $109,000 or 1.8% over the comparable nine months ended June 30, 2003. Service fees and charges represented 86.3% of total noninterest income for the nine months ended June 30, 2004 up from 73.7% for the nine months ended June 30, 2003.

Gain on the sale of loans was $421,000 for the nine months ended June 30, 2004, a decrease of $172,000 from that of the nine months ended June 30, 2003. Gain on the sale of loans is directly related to mortgage loan originations that are sold in the secondary market. The reduction in the income was the result of a $67.4 million or 59.0% reduction in the sale of mortgage loans during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. Mortgage servicing rights, net was $173,000 for the nine months ended June 30, 2004; a decrease of $863,000 compared to the nine months ended June 30, 2003. The volume of consumer mortgage loans sold declined $67.4 million or 59.0% to $46.8 million for the nine months ended June 30, 2004 compared to the same period in 2003.

     Noninterest Expense. Total noninterest expense for the nine months ended June 30, 2004 was $13.9 million compared to $13.7 million for the nine months ended June 30, 2003, an increase of $228,000. The following table provides a detail analysis of the changes in components of noninterest expense:

                           Nine Months      Increase/      Percentage
                             Ended        Decrease from     Increase/
                          June 30, 2004   June 30, 2003    (Decrease)
                          ---------------------------------------------
                                     (Dollars in Thousands)

Compensation and benefits   $ 8,094            $238           3.0%
Occupancy and equipment       2,062            (144)         (6.5)
Data processing               1,098              98           9.8
Advertising                     824             (66)         (7.4)
Postage and supplies            601              34           6.0
Other                         1,260              68           5.7
                            -------------------------------------
Total noninterest expense   $13,939            $228           1.7%
                            =====================================

Compensation and benefits accounted for $238,000 in increased noninterest expense. The deferral of salary and benefit expense related to mortgage originations was the primary cause of the increase in compensation and benefits expense. This deferral decreased from $1.1 million for the nine months ended June 30, 2003 to $571,000 for the same period in 2004; a decrease in the deferral results in a net increase in salary and benefit expense. Commissions and incentive compensation expense decreased $306,000 and $121,000, respectively, for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Commissions are paid to our loan originators based on residential mortgage dollar origination volumes; those volumes decreased $160.6 million or 66.1% for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

Occupancy expense declined $144,000 principally as a result of decreased rent expense, as we closed three Wal-Mart in-store branch locations in the nine months ending June 30, 2003. Data processing expense increased $98,000 due to increased expense to operate our Internet banking operations. Advertising expense was $824,000 for the nine months ended June 30, 2004, a $66,000 decrease from the $890,000 in expense for the nine months ended June 30, 2003. The primary reason for the decrease was a $53,000 reduction in market research expense.

     Income Tax Expense. Income tax expense for the nine months ended June 30, 2004 was $1.9 million for a decrease of $1.1 million from that of the nine months ended June 30, 2003. Income before income taxes was $5.1 million for the nine months ended June 30, 2004 compared to $7.2 million for the nine months ended June 30, 2003, a decrease of $2.1 million or 28.8%. Income realized from the increase in the cash surrender value of life insurance is generally no subject to income tax and this reduced income tax by $145,000 and $195,000 for the nine months ended June 30, 2004 and 2003, respectively. The effective income tax rate for the nine months ended June 30, 2004 was 34.0% for federal and 7.6% for the State of Idaho.

Liquidity and Capital Resources.

     Liquidity. We actively analyze and manage the Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in this document.

     Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the Federal Home Loan Bank of Seattle. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

     At June 30, 2004, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 40% of total assets, with an unused portion of the line of credit amounting to __% of total assets. This line of credit is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At June 30, 2004, we were in compliance with our collateral requirements, and __% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we held readily saleable loans available for liquidity purposes.

     At June 30, 2004, certificates of deposits amounted to $158.5 million, or ___% of total deposits, including $___ million which are scheduled to mature by June 30, 2004. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes that we have adequate resources to fund all loan commitments through deposits, advances from the Federal Home Loan Bank of Seattle, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

     Capital. Consistent with our objective to operate a sound and profitable financial institution, we have maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, we are subject to certain capital requirements set by our regulatory agencies. At June 30, 2004, we exceeded all regulatory capital requirements. Total equity was $43.7 million at June 30, 2004, or 8.41% of total assets on that date. Our regulatory capital ratios at June 30, 2004, were as follows:
Tier I capital of 8.35%; Tier I risk-based capital of 12.90%; and total risk-based capital of 13.69%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10% respectively.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.
     One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally is established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a monthly basis utilizing an internal model.

     Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae and Freddie Mac; (2) borrowing intermediate- to long-term funds at fixed rates from the Federal Home Loan Bank of Seattle; (3) originating consumer shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts.
At June 30, 2004, there were no material changes in the Bank's market risk from the information provided in the Company's Registration Statement.

     At June 30, 2004, the Bank had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments nor engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls.

     In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors, that could significantly affect these controls.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

From time to time, the Corporation or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Corporation's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         3.1 Articles of Incorporation of Home Federal Savings and Loan Association,(1)
         3.2   Bylaws of Home Federal Savings and Loan Association (1)
         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
         --------------
         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-113731), and incorporated herein by reference.

(b)      Reports on Form 8-K:

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Home Federal Bancorp, Inc.



September 27, 2004               /s/ Dan Stevens
------------------               ----------------------------------
Date                             Dan Stevens
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



September 27, 2004                /s/ Bob Schoelkoph
------------------                -----------------------------------
Date                              Bob Schoelkoph
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT 31.1

              Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Dan Stevens, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 27, 2004               /s/ Daniel L. Stevens
                                       -----------------------------------
                                       Daniel L. Stevens
                                       President and Chief Executive Officer

                                EXHIBIT 31.2

           Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

I, Bob Schoelkoph, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 27, 2004               /s/ Robert A. Schoelkoph
                                       -----------------------------------
                                       Robert A. Schoelkoph
                                       Chief Financial Officer

                                   EXHIBIT 32

    Certification of Chief Executive Officer and Chief Financial Officer
                      of Home Federal Bancorp, Inc.
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Daniel L. Stevens                        /s/ Robert A. Schoelkoph
--------------------------                   ------------------------------
Daniel L. Stevens                            Robert A. Schoelkoph
President and Chief Executive Officer        Chief Financial Officer

Dated: September 27, 2004