Form 10-Q/A
period 2004-06-30
HOME FEDERAL BANCORP INC
filed 2004-10-08
CIK 1283858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                   June 30, 2004

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                to
                                      -------------    --------------

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

 Common stock, no par value                         No shares*


* The registrant's Registration Statement on Form S-1 was declared effective on August 12, 2004. The registrant has conducted no business except the offering of shares in connection with its subsidiary financial institution's, Home Federal Savings and Loan Association of Nampa, conversion from mutual to stock form. As of September 27, 2004 the registrant had no outstanding shares of common stock.

Explanatory Note:

     This amendment is being filed to include certain amounts under "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" that were inadvertently omitted in the original filing.

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

                                                                        Page
           Consolidated Statements of Financial Condition as of
              June 30, 2004 and September 30, 2003                       1
           Consolidated Statements of Income for the three- and
              nine-month periods ended June 30, 2004 and June 30, 2003   2
           Consolidated Statements of Cash Flows for the nine-month
              periods ended June 30, 2004 and 2003                       4
           Selected Notes to Unaudited Interim Consolidated Financial
              Statements                                                 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

           Forward-Looking Statements                                    7
           Critical Accounting Policies                                  8
           Comparison of Financial Condition at June 30, 2004
              and September 30, 2003                                     9
           Comparison of Operating Results
              For the nine months ended June 30, 2004 and 2003          11
           Comparison of Operating Results
              For the nine months ended June 30, 2004 and 2003          15
           Liquidity and Capital Resources                              20

ITEM 3 -   Quantitative and Qualitative Disclosures about
              Market Risk                                               20

ITEM 4 -   Controls and Procedures                                      21

PART II -  OTHER INFORMATION

 ITEM 1 -  Legal Proceedings                                            22
 ITEM 2 -  Changes in Securities and Use of Proceeds                    22
 ITEM 3 -  Defaults upon Senior Securities                              22
 ITEM 4 -  Submission of Matters to a Vote of Security Holders          22
 ITEM 5 -  Other Information                                            22
 ITEM 6 -  Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                              24

                HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA
                  Consolidated Statements of Financial Condition
                                 (Unaudited)
                            Dollars In Thousands

                                           June 30, 2004   September 30, 2003
                                           ----------------------------------
                 ASSETS

Cash and amounts due from depository
 institutions                                   $13,694            $11,118
Securities, available for sale, at fair
 value                                              893              5,440
Securities held to maturity, at cost
 (fair value at June 30, 2004: $82,347;
 at September 30, 2003: $25,423)                 82,653             24,425
Federal Home Loan Bank capital stock, at
 cost                                             7,117              6,533
Loans held for sale                               1,813              5,066
Loans receivable, net of allowance for loan
 losses of $2,706 at June 30, 2004 and
 $1,853 at September 30, 2003                   386,837            372,629
Accrued interest receivable                       1,797              1,585
Properties and equipment, net                    10,346              9,758
Mortgage servicing rights, net                    3,303              3,130
Investment in life insurance contracts            9,947              9,621
Other assets                                        851                891
                                               ---------------------------
TOTAL ASSETS                                   $519,251           $450,196
                                               ===========================

      LIABILITIES AND EQUITY CAPITAL
DEPOSIT ACCOUNTS
Savings deposits                               $ 25,104           $ 24,423
Demand deposits                                 149,956            131,778
Certificates of deposit                         158,462            145,072
                                               ---------------------------
Total deposit accounts                          333,522            301,273

Advances by borrowers for taxes and insurance     1,840              3,553
Interest payable on FHLB advances and other
 borrowings                                         378                368
Interest payable on deposit accounts                905                571
Deferred compensation                             1,976              1,803
Advances from Federal Home Loan Bank            131,756             96,527
Deferred income tax liability                     2,120              2,475
Income taxes payable                                 83                365
Other liabilities                                 2,995              2,862
                                               ---------------------------
Total liabilities                               475,575            409,797

EQUITY CAPITAL
Retained earnings, substantially restricted      43,686             40,415
Accumulated comprehensive loss, net of
 deferred income taxes                              (10)               (16)
Total equity capital                             43,676             40,399
                                               ---------------------------
TOTAL LIABILITIES AND EQUITY                   $519,251           $450,196
                                               ===========================

The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------

               HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA
                       Consolidated Statements of Income
                                  (Unaudited)
                 Dollars In Thousands, Except Earnings Per Share

                                     Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                     ---------------------------------------
                                       2004       2003      2004       2003
                                     ---------------------------------------

Interest and dividend income
Loan interest                         $5,948     $6,059    $17,889    $18,244
Investment interest                       16        147         86        223
Mortgage-backed security interest        849        465      1,897      1,676
Federal Home Loan Bank stock
 dividends                                67         80        215        267
Interest-bearing deposits in
 other banks                               4          2         14         14
                                      ---------------------------------------
Total interest and dividend income     6,884      6,753     20,101     20,424
                                      ---------------------------------------

Interest expense
Deposits                               1,233      1,238      3,617      3,875
Federal Home Loan Bank advances        1,158      1,183      3,456      3,468
                                      ---------------------------------------
Total interest expense                 2,391      2,421      7,073      7,343
                                      ---------------------------------------
Net interest income                    4,493      4,332     13,028     13,081
Provision for loan losses                300        150        900        437
                                      ---------------------------------------
Net interest income after
 provision for loan losses             4,193      4,182     12,128     12,644
                                      ---------------------------------------

Noninterest income
Service fees and charges               2,198      2,463      6,004      6,113
Gain on sale of loans                     77          6        421        593
                                         122        299        371        500

Mortgage servicing rights
Loan servicing income                    226        402        704      1,574
Amortization of mortgage
 servicing rights                        (39)       (94)      (401)      (538)
Mortgage servicing rights impairment     100          -       (130)         -
Other                                    (68)      (100)       (13)        53
                                      ---------------------------------------
Total noninterest income               2,616      2,976      6,957      8,295
                                      ---------------------------------------

NONINTEREST EXPENSE
Compensation and benefits              2,753      2,026      8,094      7,856
Occupancy and equipment                  686        731      2,062      2,206
Data processing                          374        335      1,098      1,000
Advertising                              309        268        824        890
Postage and supplies                     193        204        601        567
Professional services                     73         60        253        316
Insurance and taxes                      117         88        325        269
Other                                    216        201        682        607
                                      ---------------------------------------

------------------------------------------------------------------------------
                                                                            2

Total noninterest expense              4,721      3,913     13,939     13,711
                                      ---------------------------------------
Income before income taxes             2,088      3,245      5,146      7,228
Income tax expense                       770      1,397      1,875      2,955
                                      ---------------------------------------
NET INCOME                             1,318      1,848      3,271      4,273
                                      =======================================

EARNINGS PER SHARE
Basic                                    n/a        n/a        n/a        n/a
Diluted                                  n/a        n/a        n/a        n/a

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                                            3

                HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA
                      Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                        Nine Months Ended
                                                             June 30,
                                                      --------------------
                                                        2004         2003
                                                      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  3,271   $   4,273
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Depreciation of properties and equipment                 1,187       1,226
Net amortization and accretion of premiums and
 discounts on investments                                   (4)         45
(Gain) loss on sale of fixed assets and repossessed
 assets                                                     55          30
(Gain) loss on sale of securities available for sale        39          (3)
Provision for loan losses                                  900         437
Federal Home Loan Bank stock dividend                     (215)       (267)
Deferred compensation expense                              504         556
Net deferred loan fees                                    (220)       (811)
Change in accrued income tax                              (637)      1,275
Net gain on sale of loans                                 (421)       (593)
Proceeds from sale of loans held for sale               55,861     113,458
Originations of loans held for sale                    (52,148)   (109,560)
Amortization of mortgage servicing rights                  401         538
Impairment of mortgage servicing asset                     130           -
Net increase in value of life insurance contracts         (326)       (721)
Change in assets and liabilities:
Accrued interest receivable                               (212)          8
Other assets                                                40         130
Interest payable on deposits and FHLB advances             344         436
Other liabilities                                          133       2,570
Other                                                    (1169)      (1951)
                                                      --------------------

Net cash provided (used) by operating activities         7,513      11,076
                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal repayments and maturities
 of securities available for sale                           81           -
Proceeds from sale of securities available for sale      5,468      35,000
Purchase of securities available for sale                 (991)    (50,005)
Proceeds from principal repayments and maturities
 of mortgage-backed securities held to maturity          9,136      17,407
Purchase of mortgage-backed securities held to
 maturity                                              (67,360)          -
Purchases of properties and equipment                   (1,978)       (749)
Purchase of Federal Home Loan Bank stock                  (369)       (752)
Loan originations and principal collections, net       (14,770)    (41,935)

------------------------------------------------------------------------------
                                                                          4

Proceeds from disposition of property and equipment         80           7
Proceeds from sale of repossessed assets                               505
Investment in life insurance contracts                       -           -
                                                      --------------------

Net cash used by investing activities                  (70,703)    (40,522)
                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts                        32,249      23,783
Net increase (decrease) in advances by borrowers
 for taxes and insurance                                (1,713)     (1,398)
Advances from Federal Home Loan Bank                    35,229      21,277
                                                      --------------------

Net cash provided by financing activities               65,765      43,662
                                                      --------------------

CHANGE IN CASH AND CASH EQUIVALENTS                      2,576      14,216

Cash and cash equivalents, beginning of year            11,118       9,286
                                                      --------------------

Cash and cash equivalents, end of year                 $13,694   $  23,502
                                                      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE
INFORMATION
Cash paid during the year for:

Interest on deposit accounts and other borrowings      $ 6,729   $   6,907
                                                      --------------------

Income taxes                                           $ 2,512   $   1,680
                                                      --------------------

SUPPLEMENTAL CASH FLOWS DISCLOSURE ON
NONCASH INVESTING TRANSACTIONS

Acquisition of real estate and other assets in
settlement of loans                                    $    10   $     409
                                                      --------------------
                              Dollars In Thousands

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
                                                                           5

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

------------------------------------------------------------------------------
                                                                           6

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

At June 30, 2004 (unaudited), and September 30, 2003, commitments to extend credit were as follows (dollars in thousands):

                                    (unaudited)
                                   June 30, 2004         September 30, 2003
                                   ----------------------------------------
Unfunded commitments
under lines of credit                 $18,800                  $16,701
Other loan commitments                 14,698                   13,396
                                   ----------------------------------------
Total commitments to
extend credit                         $34,498                  $30,097
                                   ========================================


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

------------------------------------------------------------------------------
                                                                          7

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

     Mortgage Servicing Rights. Mortgage servicing represent the present value of the future servicing fees from the right to service loans for

------------------------------------------------------------------------------
                                                                          8
others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, we perform an independent valuation review of mortgage servicing rights for potential declines in value.

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

------------------------------------------------------------------------------
                                                                           9

     Assets. During the nine months ended June 30, 2004 total assets grew $69.1 million. The growth was primarily concentrated in the following asset categories:

                                                 Increase/         Percentage
                             Balance at      (Decrease) from        Increase/
                           June 30, 2004     September 30, 2003    (Decrease)
                           --------------------------------------------------
                                          (Dollars in Thousands)

Cash and amounts due from
 depository institutions      $13,694             $2,576              23.2%
Securities available for
 sale, at fair value              893             (4,547)            (83.6)
Mortgage-backed securities,
 held to maturity              82,653             58,228             238.4
Loans held for sale (1)         1,813             (3,253)            (64.2)
Loans receivable, net of
 allowance for loan losses    386,837             14,208               3.8%

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

                            Balance at       Increase from      Percentage
                          June 30, 2004    September 30, 2003    Increase
                          ------------------------------------------------
                                         (Dollars in Thousands)

Savings deposits            $ 25,104           $   681              2.8%
Demand deposits              149,956            18,178             13.8
Certificates of deposit      158,462            13,390              9.2
                            -------------------------------------------
Total deposit accounts      $333,522           $32,249             10.7%
                            ===========================================

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

Borrowings. Advances from Federal Home Loan Bank of Seattle increased $35.2 million or 36.5% to $131.8 million during the nine months ended June

------------------------------------------------------------------------------
                                                                         10

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

     Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2004 increased $131,000 to $6.9 million compared to the three months ended June 30, 2003. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended June 30, 2004 and 2003:

                                        Three Months Ended June 30,
                               -----------------------------------------------
                                      2004             2003
                                ----------------------------------
                                                                    Increase/
                                                                    (Decrease)
                                                                        in
                                                                     Interest
                                                                        and
                                                                     Dividend
                                Average           Average             Income
                                Balance  Yield    Balance   Yield    from 2003
                               -----------------------------------------------
                                           (Dollars in Thousands)
Loans receivable, net         $384,123    6.01%  $357,192   6.61%     $(132)
Loans held for sale              3,246    5.57      2,879   5.56         21
Investment securities,
 available for sale,
 including interest-bearing
 deposits in other banks         4,346    1.84     27,825   2.14       (129)
Mortgage-backed securities,
 held to maturity               66,380    5.12     31,263   5.95        384

------------------------------------------------------------------------------
                                                                         11

Federal Home Loan Bank stock     6,711    3.99      6,086   5.26        (13)
                              ---------------------------------------------
Total interest-earning
 assets                       $464,806    5.92%  $425,245   6.35%      $131
                              =============================================

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

     Interest Expense. Total interest expense for the three months ended June 30, 2004 was $2.4 million, virtually unchanged from the three months ended June 30, 2003. The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2004 and 2003:

                                    Three Months Ended June 30,
                          ---------------------------------------------------
                                  2004                2003
                          ----------------------------------------
                                                                    Increase/
                                                                   (Decrease)
                                                                       in
                                                                    Interest
                          Average              Average               Expense
                          Balance     Cost     Balance     Cost     from 2003
                          ---------------------------------------------------
                                          (Dollars in Thousands)
Savings deposits          $24,971     0.19%    $24,988     0.40%      $(13)
Interest-bearing
 demand deposits           87,291     0.24      73,148     0.22         12
Money market deposits      33,734     0.70      31,689     0.67          6
Certificates of deposit   156,547     2.84     142,635     3.14        (10)
Federal Home Loan Bank
 advances                 115,425     4.01     108,001     4.38        (25)
                         -------------------------------------------------
Total Interest-bearing
 liabilities             $417,968     2.29%   $380,461     2.55%      $(30)
                         =================================================


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

------------------------------------------------------------------------------
                                                                         12

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

Our provision for loan loss increased $150,000 for the three months ended June 30, 2004 compared to the same period in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2004 and 2003:

                                          At or For the Three Months
                                                 Ended June 30,
                                          ---------------------------
                                              2004           2003
                                          ---------------------------
                                             (Dollars in Thousands)
Provision for loan losses                 $    300       $    150
Net charge-offs                                 13             35
Allowance for loan losses                    2,706          1,691
Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period                     0.69%          0.46%
Allowance for loan losses as a
 percentage of nonperforming loans at
 the end of the period                      400.30%       3315.69%
Nonperforming loans                            676             51
Nonaccrual and 90 days or more past
 due loans as a percentage of loans
 receivable                                    0.17%         0.01%
Total loans, net                            388,650       370,305
Total commercial real estate and
 construction loans, net                    117,402        97,270

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

------------------------------------------------------------------------------
                                                                         13

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

                                                  Increase/       Percentage
                         Three Months Ended    (Decrease) from     Increase/
                            June 30, 2004       June 30, 2003     (Decrease)
                         ----------------------------------------------------
                                          (Dollars in Thousands)

Service fees and charges        $2,198               $(265)         (10.8%)
Increase in cash surrender
 value of life insurance           122                (177)         (59.2)
Mortgage servicing
 rights, net                       287                 (21)          (6.8)
Other                                9                 103            N/A
                                -----------------------------------------
Total noninterest income        $2,616               $(360)         (12.1%)
                                =========================================

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

                                                  Increase/       Percentage
                         Three Months Ended    (Decrease) from     Increase/
                            June 30, 2004       June 30, 2003     (Decrease)
                         ----------------------------------------------------
                                          (Dollars in Thousands)

Compensation and benefits       $2,753               $727            35.9%
Occupancy and equipment            686                (45)           (6.2)
Data processing                    374                 39            11.6
Advertising                        309                 41            15.3
Postage and supplies               193                (11)           (5.4)

------------------------------------------------------------------------------
                                                                         14

Other                              406                 57            16.3
                                -----------------------------------------
Total noninterest expense       $4,721               $808            20.6%
                                =========================================

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

------------------------------------------------------------------------------
                                                                        15

     Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2004 decreased $323,000 to $20.1 million compared to the nine months ended June 30, 2003. The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the nine months ended June 30, 2004 and 2003:

                                     Nine months ended June 30,
                       ------------------------------------------------------
                               2004                  2003
                       ----------------------------------------
                                                                  Increase/
                                                                (Decrease) in
                                                                 Interest and
                                                                   Dividend
                       Average               Average                Income
                       Balance     Yield     Balance     Yield     from 2003
                       ------------------------------------------------------
                                        (Dollars in Thousands)
Loans receivable,
 net                   $381,052    6.20%    $344,608     6.99%       $(349)
Loans held for sale       3,036    5.78        3,171     5.73           (6)
Investment securities,
 available for sale,
 including interest
 bearing deposits in
 other banks              6,809    1.96       15,436     2.05         (137)
Mortgage-backed
 securities, held
 to maturity             47,500    5.32       37,013     6.04          221
Federal Home Loan
 Bank stock               6,620    4.33        5,648     6.30          (52)
                       ---------------------------------------------------
Total Interest-
 earning assets        $445,017    6.02%    $405,876     6.71%       $(323)
                       ===================================================

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

------------------------------------------------------------------------------
                                                                        16

     Interest Expense. Total interest expense for the nine months ended June 30, 2004 was $7.1 million, a decrease of $270,000 from that of the nine months ended June 30, 2003. The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended June 30, 2004 and 2003:

                                    Nine months ended June 30,
                          ----------------------------------------------------
                                  2004               2003
                          ----------------------------------------
                                                                    Increase/
                                                                    Decrease
                                                                       in
                                                                    Interest
                          Average              Average               Expense
                          Balance     Cost     Balance     Cost     from 2003
                          ----------------------------------------------------
                                         (Dollars in Thousands)

Savings deposits        $ 24,262     0.26%    $ 24,279     0.47%     $ (38)
Interest-bearing
 demand deposits          81,277     0.24       70,052     0.31        (19)
Money market deposits     32,636     0.64       33,231     0.80        (43)
Certificates of deposit  150,678     2.89      137,578     3.32       (158)
Federal Home Loan Bank
 advances                110,892     4.16      101,879     4.54        (12)
                        --------------------------------------------------
Total Interest-bearing
 Liabilities            $399,745     2.36%    $367,019     2.67%     $(270)
                        ==================================================

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

------------------------------------------------------------------------------
                                                                        17

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

                                                 Increase/        Percentage
                          Nine months Ended   (Decrease) from      Increase/
                            June 30, 2004       June 30, 2003     (Decrease)
                          ---------------------------------------------------
                                            (Dollars in Thousands)

Service fees and charges        $6,004           $  (109)           (1.8%)
Gain on sale of loans              421              (172)          (29.0)
Mortgage servicing rights,
 net                               173              (863)          (83.3)
Other                              359              (194)          (31.5)
                                ----------------------------------------
Total noninterest income        $6,957           $(1,338)          (16.1%)
                                ========================================

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

------------------------------------------------------------------------------
                                                                        18

     Noninterest Expense. Total noninterest expense for the nine months ended June 30, 2004 was $13.9 million compared to $13.7 million for the nine months ended June 30, 2003, an increase of $228,000. The following table provides a detail analysis of the changes in components of noninterest expense:

                                                 Increase/        Percentage
                          Nine months Ended   (Decrease) from      Increase/
                            June 30, 2004       June 30, 2003     (Decrease)
                          ---------------------------------------------------
                                            (Dollars in Thousands)

Compensation and benefits     $ 8,094                $238             3.0%
Occupancy and equipment         2,062                (144)           (6.5)
Data processing                 1,098                  98             9.8
Advertising                       824                 (66)           (7.4)
Postage and supplies              601                  34             6.0
Other                           1,260                  68             5.7
                              -------------------------------------------
Total noninterest expense     $13,939                $228             1.7%
                              ===========================================

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

------------------------------------------------------------------------------
                                                                         19

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

     At June 30, 2004, we maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 40% of total assets, with an unused portion of the line of credit amounting to 25.4% of total assets. This line of credit is dependent on us having sufficient collateral to pledge to the Federal Home Loan Bank of Seattle. At June 30, 2004, we were in compliance with our collateral requirements, and 14.6% of our line of credit with the Federal Home Loan Bank of Seattle was available. In addition, we held readily saleable loans available for liquidity purposes.

     At June 30, 2004, certificates of deposits amounted to $158.5 million, or 47.5% of total deposits, including $57.9 million which are scheduled to mature by June 30, 2005. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes that we have adequate resources to fund all loan commitments through deposits, advances from the Federal Home Loan Bank of Seattle, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage our asset/liability positions

------------------------------------------------------------------------------
                                                                        20
consistent with our business plan and Board- approved policies, as well as to price savings and lending products, and to develop new products.
     One of our primary financial objectives is to generate ongoing profitability. The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally is established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a monthly basis utilizing an internal model.
     Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae and Freddie Mac; (2) borrowing intermediate- to long-term funds at fixed rates from the Federal Home Loan Bank of Seattle; (3) originating consumer shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts.
At June 30, 2004, there were no material changes in the Bank's market risk from the information provided in the Company's Registration Statement.

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


ITEM 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b)  Changes in Internal Controls.

     In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors, that could significantly affect these controls.

------------------------------------------------------------------------------
                                                                       21

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

------------------------------------------------------------------------------
                                                                        22

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

(b)      Reports on Form 8-K:

         Not applicable.

------------------------------------------------------------------------------
                                                                       23

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Home Federal Bancorp, Inc.


October 7, 2004                   /s/ Daniel L. Stevens
---------------                   ----------------------------------
Date                              Daniel L. Stevens
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



October 7, 2004                   /s/ Robert A. Schoelkoph
---------------                   -----------------------------------
Date                              Robert A. Schoelkoph
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

------------------------------------------------------------------------------
                                                                       24

                                  EXHIBIT 31.1

             Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel L. Stevens, certify that:

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

Date: October 7, 2004                  /s/ Daniel L. Stevens
                                       -----------------------------------
                                       Daniel L. Stevens
                                       President and Chief Executive Officer

------------------------------------------------------------------------------
                                                                        25

                                 EXHIBIT 31.2

           Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Schoelkoph, certify that:

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

Date: October 7, 2004                  /s/ Robert A. Schoelkoph
                                       -----------------------------------
                                       Robert A. Schoelkoph
                                       Chief Financial Officer

------------------------------------------------------------------------------
                                                                         26

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



/s/ Daniel L. Stevens                        /s/ Robert A. Schoelkoph
--------------------------                   ------------------------------
Daniel L. Stevens                            Robert A. Schoelkoph
President and Chief Executive Officer        Chief Financial Officer

Dated: October 7, 2004


------------------------------------------------------------------------------
                                                                          27