Form 10-K
period 2004-09-30
HOME FEDERAL BANCORP INC
filed 2004-12-29
CIK 1283858

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended September 30, 2004      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                       Commission File Number:   000-50901


                            HOME FEDERAL BANCORP, INC.
     --------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          United States                                  20-0945587
      ------------------------------                  ---------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                     I.D. Number)


     500 12th Avenue South, Nampa, Idaho                    83651
     -----------------------------------              ---------------
    (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code: (208) 466-4634
                                                         --------------


     Securities registered pursuant to Section 12(b) of the Act:   None
                                                                  ------

     Securities registered pursuant to Section 12(g)  Common Stock,
      of the Act:                                     par value $.01 per share
                                                      ------------------------
                                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   [X]      NO  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.    [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
        Yes   [  ]     NO  [X]

     The Registrant did not have any shares of common stock issued and outstanding as of March 31, 2004. The Registrant completed its initial public offering on December 6, 2004. The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market on December 7, 2004 was $77,806,505 (6,229,504 shares at $12.49 per share).
For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Home Federal Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                            HOME FEDERAL BANCORP, INC.
                        2004 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


PART I.                                                                   Page
                                                                         ------
  Item 1. Business
            General. . . . . . . . . . . . . . . . . . . . . . . . . . .     1
            Market Area. . . . . . . . . . . . . . . . . . . . . . . . .     1
            Lending Activities . . . . . . . . . . . . . . . . . . . . .     2
            Asset Quality. . . . . . . . . . . . . . . . . . . . . . . .    15
            Investment Activities. . . . . . . . . . . . . . . . . . . .    23
            Deposit Activities and Other Sources of Funds. . . . . . . .    26
            How We Are Regulated . . . . . . . . . . . . . . . . . . . .    30
            Taxation . . . . . . . . . . . . . . . . . . . . . . . . . .    38
            Competition. . . . . . . . . . . . . . . . . . . . . . . . .    39
            Subsidiaries and Other Activities. . . . . . . . . . . . . .    39
            Executive Officers . . . . . . . . . . . . . . . . . . . . .    39
            Employees. . . . . . . . . . . . . . . . . . . . . . . . . .    41
  Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . .    41
  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    43
  Item 4. Submission of Matters to a Vote of Security Holders. . . . . .    43

PART II.

  Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities . . . . . .    43
  Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . .    45
  Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .
            A Warning About Forward Looking Statements . . . . . . . . .    47
            Recent Developments. . . . . . . . . . . . . . . . . . . . .    47
            General. . . . . . . . . . . . . . . . . . . . . . . . . . .    48
            Business Strategy. . . . . . . . . . . . . . . . . . . . . .    48
            Operating Strategy . . . . . . . . . . . . . . . . . . . . .    48
            Critical Accounting Policies . . . . . . . . . . . . . . . .    50
            Comparison of Financial Condition at September 30, 2004 and
             2003. . . . . . . . . . . . . . . . . . . . . . . . . . . .    52
            Comparison of Operating Results for Years Ended September
             30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . .    53
            Comparison of Financial Condition at September 30, 2003
             and 2002. . . . . . . . . . . . . . . . . . . . . . . . . .    57
            Comparison of Operating Results for Years Ended September
             30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .    59
            Average Balances, Interest and Average Yields/Cost . . . . .    63
            Yields Earned and Rates Paid . . . . . . . . . . . . . . . .    64
            Rate/Volume Analysis . . . . . . . . . . . . . . . . . . . .    65
            Asset and Liability Management and Market Risk . . . . . . .    66
            Liquidity and Commitments. . . . . . . . . . . . . . . . . .    68
            Capital. . . . . . . . . . . . . . . . . . . . . . . . . . .    69
            Off-Balance Sheet Arrangements . . . . . . . . . . . . . . .    70
            Impact of Inflation. . . . . . . . . . . . . . . . . . . . .    70
            Recent Accounting Pronouncements . . . . . . . . . . . . . .    71

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk. .    71

  Item 8. Financial Statements and Supplementary Data. . . . . . . . . .    73
  Item 9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure. . . . . . . . . . . . . . . . . . .   107
  Item 9A. Controls and Procedures . . . . . . . . . . . . . . . . . . .   107
  Item 9B. Other Information . . . . . . . . . . . . . . . . . . . . . .   107

PART III.

  Item 10. Directors and Executive Officers of the Registrant. . . . . .   107
  Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .   110
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters. . . . . . . . .   115
  Item 13. Certain Relationships and Related Transactions. . . . . . . .   116
  Item 14. Principal Accountant Fees and Services. . . . . . . . . . . .   117

PART IV.

  Item 15. Exhibits and Financial Statement Schedules. . . . . . . . . .   117

                                    PART I

Item 1.  Business

General

     Home Federal Bancorp, Inc. ("we," "us," the "Company" or "Home Federal Bancorp") was organized as a federally chartered stock corporation at the direction of Home Federal Savings and Loan Association of Nampa
("Association") in connection with its mutual holding company reorganization ("Reorganization"). The Reorganization was completed on December 6, 2004. In connection with the Reorganization, the Association converted to a federally chartered stock savings bank and changed its corporate title to "Home Federal Bank" ("Home Federal" or the "Bank"). In the Reorganization, Home Federal Bancorp sold 40.06% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of Home Federal. In connection with the Reorganization, the Company received $53,722,527 in net proceeds after deducting expenses, and issued an additional 146,004 shares and $365,010 to the Home Federal Foundation, Inc., a charitable foundation established as part of the Reorganization.

     Regulations of the Office of Thrift Supervision ("OTS") provide that so long as Home Federal MHC exists, it will own at least a majority of Home Federal Bancorp's common stock. Home Federal Bancorp's business activity is the ownership of the outstanding capital stock of Home Federal and management of the investment of offering proceeds retained from the reorganization. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, Home Federal Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Home Federal Bancorp has no significant assets, other than all of the outstanding shares of Home Federal, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Home Federal.

     Home Federal was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. Home Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the OTS and the FDIC.

     We are a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within our market area. We engage primarily in the business of attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, we originate other types of real estate loans, commercial business loans and consumer loans. See " - Lending Activities."

Market Area

     We serve the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 14 full-service banking offices, two loan centers, 15 automated teller machines and Internet banking services. Included in our 14 full-service banking offices are five Wal-Mart in-store branch locations and an office located in the Hispanic Cultural Center of Idaho. See "Item 2. Properties."

     Nearly 40% of the state's population lives and works in the four counties served by Home Federal. Ada County has the largest population and includes the City of Boise, the state capitol. Home Federal maintains its largest branch presence in Ada County with seven locations, followed by Canyon County with five offices, including Home Federal's corporate headquarters in Nampa. As of June 30, 2004, we had a 5.52% market share of the FDIC-insured deposits in these two counties, ranking us fifth among all insured depository institutions in these counties. The two remaining branches are located in Elmore and Gem Counties.

     The local economy is primarily urban with the City of Boise being the most populous of the markets that we serve, followed by Nampa, the state's second largest city. The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon Counties and include the headquarters of Micron Technology, Albertsons, Washington Group International, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, two regional medical centers and Idaho state government agencies. The City of Boise is also home to Boise State University, the state's largest and fastest growing university. The unemployment rate at September 2004 in the State of Idaho was 5.0%, compared to the U.S. unemployment rate of 5.4%, and the unemployment rates for Ada, Canyon, Elmore and Gem Counties were 4.0%, 6.5%, 6.5% and 7.6%, respectively. The higher unemployment rates in Canyon, Elmore and Gem Counties generally reflect areas that have a small employment base and experience only modest rates of job growth. Elmore County employment continues to be positively influenced by Mountain Home Air Force Base and the services needed to support it.

Lending Activities

     General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity lines of credit. In 1997, we hired an experienced commercial loan department manager and began aggressively offering commercial loans and to a lesser extent, multi-family loans, primarily in the Treasure Valley. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of September 30, 2004, the net loan portfolio totaled $392.6 million and represented 52.8% of our total assets. As of September 30, 2004, our total loan portfolio was comprised of: 63.1% single-family home loans, 6.9% home equity loans, 26.4% commercial real estate loans, 1.8% multi-family real estate loans, 0.3% commercial business loans, and 1.2% secured consumer loans and 0.3% unsecured consumer loans.

     At September 30, 2004, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $7.1 million. Our internal policy limits loans to one borrower and the borrower's related entities to the lesser of 80% of the regulatory limit or 1.25% of total loans outstanding, or $5.2 million. At September 30, 2004, we had one aggregate borrowing relationship with outstanding balances in excess of this amount.

     Our largest single borrower relationship was six commercial real estate loans for $5.8 million in the aggregate made to a family partnership and secured by buildings housing a restaurant, office and retail space, a child care facility and RV storage. The second largest lending relationship was a commercial real estate loan for $4.0 million made to an individual and secured by a franchise hotel property that was made in conjunction with a Small Business Administration lending program. Our third largest lending relationship was a commercial real estate loan totaling $3.2 million to a limited liability company for a mobile home dealership. The fourth largest lending relationship was a commercial real estate loan totaling $5.7 million secured by a professional building. This loan was made to a family trust, and we have sold $2.8 million of a participation interest to two other financial institutions. The fifth largest lending relationship consists of three commercial real estate loans for $2.7 million secured by office space and a residential subdivision development. All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment. All of the properties securing these loans are in our primary market area. These loans were performing according to their terms at September 30, 2004.

Loan Portfolio Analysis. The following table sets forth the composition of Home Federal's loan portfolio by type of loan at the dates indicated.

                                                            At September 30,
                          ----------------------------------------------------------------------------------
                               2004             2003             2002             2001             2000
                          --------------   --------------   --------------   --------------   --------------
                          Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                          (dollars in thousands)
Real estate:
 One- to four-family
  residential (1)       $242,818  61.27% $247,309  65.81% $194,088   60.27% $173,835  59.35% $143,576  58.31%
 Multi-family residential  6,265   1.58     7,750   2.06     7,512    2.34     8,700   2.97     5,475   2.22

 Commercial               93,575  23.61    79,020  21.02    79,197   24.59    59,752  20.40    44,700  18.15
                         ------- ------   ------- ------   -------  ------   ------- ------   ------- ------
  Total real estate      342,658  86.46   334,079  88.89   280,797   87.20   242,287  82.72   193,751  78.68

Real estate construction:
 One- to four-family
  residential              7,207   1.82     5,225   1.39     6,505    2.02    13,927   4.75    21,171   8.60
 Multi-family residential    834   0.21       352   0.09     1,486    0.46       904   0.31     1,857   0.75
 Commercial and land
  development             11,151   2.81     9,128   2.43     6,579    2.04    10,416   3.56     5,516   2.24
  Total real estate      ------- ------   ------- ------   -------  ------   ------- ------   ------- ------
   construction           19,192   4.84    14,705   3.91    14,570    4.52    25,247   8.62    28,544  11.59

Consumer:
 Home equity lines of
  credit                  27,351   6.90    20,640   5.49    18,069    5.61    15,250   5.20    15,604   6.34
 Automobile (including
  recreational vehicles)   3,838   0.97     1,939   0.52     2,297    0.71     2,133   0.73     1,185   0.48
 Other consumer            1,949   0.49     2,827   0.75     3,666    1.14     4,332   1.48     4,128   1.68
                          ------ ------   ------- ------   -------  ------    ------ ------    ------  -----
  Total consumer          33,138   8.36    25,406   6.76    24,032    7.46    21,715   7.41    20,917   8.50

Commercial/ Business       1,363   0.34     1,662   0.44     2,641    0.82     3,662   1.25     3,031   1.23
                          ------ ------   ------- ------   -------  ------    ------ ------    ------  -----
Total loans              396,351 100.00%  375,852 100.00%  322,040  100.00%  292,911 100.00%  246,243 100.00%
                                 ======           ======            ======           ======           ======
Less:
 Net deferred loan origination
  (fees) costs            (1,080)          (1,370)           (2,358)          (2,095)          (1,992)
 Allowance for loan
  losses                  (2,637)          (1,853)           (1,385)          (1,431)          (1,129)
                         -------          -------           -------          -------          -------
 Loans receivable, net  $392,634         $372,629          $318,297         $289,385         $243,122
                         =======          =======           =======          =======          =======
________
(1)  Does not include loans held for sale of $3.6 million, $5.1 million, $12.7 million,
     $9.4 million and $4.8 million at September 30, 2004, 2003, 2002, 2001 and 2000, respectively.


     The following table shows the composition of Home Federal's loan portfolio by fixed and adjustable rate loans at the dates indicated.

                                                            At September 30,
                          ----------------------------------------------------------------------------------
                               2004             2003             2002             2001             2000
                          --------------   --------------   --------------   --------------   --------------
                          Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                          (dollars in thousands)
FIXED RATE LOANS
Real estate:
 One- to four-family
  residential           $193,241  48.76% $198,882  52.91% $133,697  41.52% $102,463  34.98%  $78,169  31.74%
 Multi-family residential  2,136   0.54     2,137   0.57     2,061   0.64     2,050   0.70       266   0.11
 Commercial               12,428   3.13     8,461   2.25     8,125   2.52     8,005   2.73    10,199   4.14
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
   Total                 207,805  52.43   209,480  55.73   143,883  44.68   112,518  38.41    88,634  35.99

Real estate construction:
 One- to four-family
  residential              2,778   0.70     4,909   1.31     2,107   0.66     2,863   0.98     2,768   1.12
 Multi-family residential     -      -         -      -          -      -         -      -         -     --
 Commercial and land
  development                312   0.08     2,478   0.66       359   0.11       185   0.06         -     --
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
   Total                   3,090   0.78     7,387   1.97     2,466   0.77     3,048   1.04     2,768   1.12

Consumer:
 Home equity lines of
  credit                   4,393   1.11     2,906   0.77       129   0.04       144   0.05       155   0.06
 Automobile                3,838   0.97     1,939   0.52     2,297   0.71     2,133   0.73     1,185   0.48
 Other consumer            1,949   0.49     2,827   0.75     3,666   1.14     4,332   1.48     4,128   1.68
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
   Total                  10,180   2.57     7,672   2.04     6,092   1.89     6,609   2.26     5,468   2.22

Commercial/business          642   0.16       775   0.21     1,420   0.44     1,362   0.46     1,478   0.60

Total fixed rate loans   221,717  55.94   225,314  59.95   153,861  47.78   123,537  42.17    98,348  39.93

ADJUSTABLE RATE LOANS
Real estate:
 One- to four-family
  residential             49,577  12.51    48,427  12.89    60,391  18.75    71,372  24.36    65,407  26.56
 Multi-family residential  4,129   1.04     5,613   1.49     5,451   1.69     6,650   2.27     5,209   2.12
 Commercial               81,147  20.48    70,559  18.77    71,072  22.07    51,747  17.67    34,501  14.01
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
    Total                134,853  34.03   124,599  33.15   136,914  42.51   129,769  44.30   105,117  42.69

                          (table continues on following page)

                                            4

                                                            At September 30,
                          ----------------------------------------------------------------------------------
                               2004             2003             2002             2001             2000
                          --------------   --------------   --------------   --------------   --------------
                          Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                          (dollars in thousands)
Real estate construction:
 One- to four-family
  residential              4,429   1.12       316   0.08     4,398   1.37    11,064   3.78    18,403   7.47
 Multi-family residential    834   0.21       352   0.09     1,486   0.46       904   0.31     1,857   0.76
 Commercial and land
  development             10,839   2.73     6,650   1.77     6,220   1.93    10,231   3.49     5,516   2.24
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
    Total                 16,102   4.06     7,318   1.94    12,104   3.76    22,199   7.58    25,776  10.47

Consumer:
 Home equity lines of
  credit                  22,958   5.79    17,734   4.72    17,940   5.57    15,106   5.16    15,449   6.28
 Automobile                   -      -         -      -         -      -         -      -         -      -
  Other consumer              --     -         --     -         --     -         --     -         -      --
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
   Total consumer         22,958   5.79    17,734   4.72    17,940   5.57    15,106   5.16    15,449   6.28

Commercial/ business         721   0.18       887   0.24     1,221   0.38     2,300   0.79     1,553   0.63
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
  Total adjustable rate
    loans                174,634  44.06   150,538  40.05   168,179  52.22   169,374  57.83   147,895  60.07
                          ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
   Total loans           396,351 100.00%  375,852 100.00%  322,040 100.00%  292,911 100.00%  246,243 100.00%
                                 ======           ======           ======           ======           ======
Less:
 Net deferred loan
  origination(fees)costs  (1,080)          (1,370)          (2,358)          (2,095)          (1,992)

 Allowance for loan losses(2,637)          (1,853)          (1,385)          (1,431)          (1,129)
                         -------          -------          -------          -------          -------
Loans receivable, net   $392,634         $372,629         $318,297         $289,385         $243,122
                         =======          =======          =======          =======          =======


     One- to Four-Family Residential Real Estate Lending. As of September 30, 2004, $242.8 million, or 61.3%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate loans and adjustable rate loans in our residential lending program. Generally, 30 year fixed rate loans are originated to meet the requirements for sale in the secondary market to Fannie Mae and Freddie Mac. We do from time to time, however, retain a portion of the fixed rate loans that we originate, particularly loans with maturities of 20 years or less, in our loan portfolio to meet management's asset and liability objectives. At September 30, 2004, $193.2 million, or 79.6%, of our permanent one- to four-family loan portfolio consisted of fixed rate loans.

     We also offer adjustable rate mortgage loans at rates and terms competitive with market conditions. All of the adjustable rate mortgage loans we originate are retained in the loan portfolio and are not originated for the purpose of selling them in the secondary market, although they do conform to secondary market standards. We offer several adjustable rate mortgage products which adjust annually after an initial period ranging from one to ten years. Contractual annual adjustments are generally limited to increases or decreases of no more than two percent, subject to a maximum increase of no more than six percent from the rate offered at the time of origination. The adjustable rate mortgage loans held in our portfolio do not permit negative amortization of principal and generally carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2004, we had $49.6 million, or 20.4%, of our permanent one- to four-family mortgage loans in adjustable rate loans.

     The retention of adjustable rate mortgage loans in our loan portfolio helps us reduce our exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because adjustable rate mortgage loans may be offered at initial rates of interest below the rates that would apply were the adjustment index used for pricing initially, these loans may be subject to increased risks of default or delinquency. This issue is of particular concern in the low interest rate environment we have experienced since 2001. Another consideration is that although adjustable rate mortgage loans allow us to increase the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, there is no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in our cost of funds, particularly in today's low interest rate environment.

     We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure to 80% or less. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by the Board of Directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

     Our fixed rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods, particularly in the declining interest rate environment since 2001. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses, which allow us to declare the unpaid amount of the loan due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business.
The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     At September 30, 2004, $25.6 million, or 10.6%, of our one-to-four family residential mortgages consisted of loans for non-owner occupied properties. This consisted of $9.7 million of loans on second homes and $15.9 million of loans for investment. Loans secured by one to two units are generally made with loan-to-value ratios of up to 90% and loans secured by three units or more are made with loan-to-value ratios of up to 75%.

     In an effort to provide financing for moderate income and first-time buyers, we participate in the Idaho Housing and Finance Association's Single Family Mortgage Program. The Idaho Housing and Finance Association is a non-profit organization that provides housing resources to low-to moderate-income families through various below market housing programs. The program is designed to meet the needs of qualified borrowers in the low-to moderate-income brackets. The program has established income limits based on family size and sales price limits for both existing and new construction. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. We sold loans of $5.6 million to the Idaho Housing and Finance Association in the year ended September 30, 2004.

     The Idaho Housing and Finance Association also has available a Down Payment and Closing Cost Assistance Program that provides funds to qualified borrowers for the purchase of a home. The maximum grant for households with income of 80% or less of the median county income is $3,000. Households with income greater than 80% but not exceeding 100% of the median county income are eligible for a grant of up to $1,000.

     Real Estate Construction. We have been an active originator of real estate construction loans in our market area for many years. At September 30, 2004, our construction and land development loans amounted to $19.2 million, or 4.8%, of the total loan portfolio.

     The following table shows the composition of the construction loan portfolio at the dates indicated:



                                                 At September 30,
                                                2004          2003
                                               ------        ------
                                                  (in thousands)
One- to four-family residential:
  Speculative                                $  3,016      $  1,185
  Permanent                                     3,422         3,351
  Custom                                          769           689

Multi-family residential:                         834           352

Commercial real estate:
  Construction                                  9,598         7,275
  Land development loans                        1,553         1,853
                                               ------        ------
Total construction and land development      $ 19,192      $ 14,705
                                               ======        ======

     Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our staff appraiser or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent fee appraiser or our in-house appraiser. Our staff appraiser or an approved fee inspector also reviews and inspects each project prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

     During the year ended September 30, 2004, we originated $15.6 million of short-term builder construction loans to fund the construction of one- to four-family residential properties. Most loans are written with maturities of one year, have interest rates that are tied to the prime rate plus a margin, and are subject to monthly rate adjustment with the movement of the prime rate. All builder/borrowers are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and on to project sale. The maximum loan-to-value ratio on both pre-sold and speculative projects is 80%. There were no default or foreclosure actions involving builder construction loans during the year ended September 30, 2004 with all loans performing according to their terms.

     We originate construction and site development loans to contractors and developers primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders and developers in our primary market area. Residential subdivision development loans are typically offered with terms of up to 36 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised prospective discounted value upon completion of the project. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At September 30, 2004, our largest subdivision development loan had an outstanding principal balance of $716,000 and was secured by a first mortgage lien. This loan was performing according to its original terms at September 30, 2004. At September 30, 2004, we estimate that the average outstanding principal balance of subdivision loans to contractors and developers was $423,000.

     We also make construction loans for commercial development projects. The projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value.

     We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with a floating interest rate based on our internal base rate. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

     Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships.

     Multi-Family and Commercial Real Estate Lending. We have originated commercial real estate loans, and to a lesser extent multi-family loans, since 1997 when we hired an experienced commercial lender. Loans are underwritten by designated lending staff or loan committee depending on the size of the loan.
As of September 30, 2004, $6.3 million, or 1.6%, and $93.6 million, or 23.6%, of our total loan portfolio was secured by multi-family and commercial real estate property, respectively.

     We actively pursue multi-family and commercial real estate loans. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. The multi-family and commercial real estate loan portfolio is relatively unseasoned and contains a higher risk of default and loss than the single-family residential loan portfolio.

     The average size loan in our multi-family and commercial real estate loan portfolio was $507,000 as of September 30, 2004. As of that date, $6.3 million, or 1.6%, of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans to small- and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit, or 1.25% of our total outstanding loans. As of September 30, 2004, the maximum we could lend to any one borrower based on this limit was $5.2 million. The largest multi-family loan as of September 30, 2004 was a 44-unit residential apartment complex with an outstanding principal balance at September 30, 2004 of $1.7 million located in Canyon County. This loan is performing according to its terms as of September 30, 2004.

     Multi-family and commercial real estate loans up to $500,000 can be approved by the Vice President and Manager of the Commercial Lending Department, the Chief Lending Officer or the President and Chief Executive
Officer. Loans up to $1.5 million can be approved by the combined authority of these three individuals. Our Management Loan Committee, which presently consists of the President and Chief Executive Officer, the Chief Lending Officer, the Residential Lending Operations Manager and the Commercial Loan Department Manager, is authorized to approve loans to one borrower or a group of related borrowers of up to $1.5 million in the aggregate, with no single loan over $1.5 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the Board of Directors.

     We offer both fixed and adjustable rate loans on multi-family and commercial real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 25 years. As of September 30, 2004, we had $2.1 million in fixed multi-family residential loans and $12.4 million in fixed commercial real estate loans.

     Multi-family residential and commercial real estate adjustable rate loans are originated with variable rates that generally adjust after an initial period ranging from five to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the Five Year U.S. Treasury Constant Maturity Index plus a margin of 2.75% to 3.75%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. As of September 30, 2004, we had $4.2 million in adjustable rate multi-family residential loans and $81.2 million in adjustable rate commercial real estate loans. Both adjustable rate mortgages and fixed rate mortgages generally allow provisions for assumption of a loan by another borrower subject to lender approval and a 1% assumption fee. The maximum loan-to-value ratio for multi-family residential loans is generally 80% on purchases and refinances. The maximum loan-to-value ratio for commercial real estate loans is generally 80% for both purchases and refinances. We require appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our multi-family residential and commercial real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.2 times for loans secured by multi-family residential and commercial properties except for a few loans to religious organizations which have a debt coverage ratio of 1.0 times.

     We originate commercial real estate loans, including hotels, office space, office/warehouse, retail strip centers, mobile home dealership, mini-storage facilities, medical and professional, retail and churches located in our Idaho market area. Commercial real estate loans totaled $93.6 million, or 23.6%, of our total loan portfolio as of September 30, 2004.

     Consumer Lending. We offer a variety of consumer loans to our customers, including, home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans. The maximum term we offer on automobile loans is 72 months and is applicable to new and one year old cars and light trucks. In addition, we offer loan terms of up to 120 months on motor homes, and qualifying travel trailers and boats. All automobile loans are risk priced based on the percentage of cost, or established value, being financed. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2004, consumer loans amounted to $33.1 million, or 8.4%, of the total loan portfolio.

     At September 30, 2004, the largest component of the consumer loan portfolio consisted of real estate secured loans and home equity lines of credit, which totaled $27.4 million, or 6.9%, of the total loan portfolio. Home equity lines of credit are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 89.9% or less, when taking into account both the balance of the home equity line of credit and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage. At September 30, 2004, there were $50,000 of consumer loans delinquent in excess of 90 days or in nonaccrual status. During the years ended September 30, 2004 and 2003, we charged off $76,000 and $147,000, respectively, in consumer loans.

     Commercial Business Lending. At September 30, 2004, commercial business loans totaled $1.4 million, or 0.3%, of our loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than single family loans.

     Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is often dependent in part upon general economic conditions. Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing and repricing in Home Federal's portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                After     After     After
                               1 Year   3 Years   5 Years
                     Within   Through   Through   Through     Beyond
                     1 Year   3 Years   5 Years  10 Years   10 Years    Total
                     ------   -------   -------  --------   --------   -------
                                         (in thousands)
Real estate:
 One- to four-family
  residential       $12,100   $15,583   $15,924   $22,621   $176,590  $242,818
 Multi-family
  residential           366     1,539     1,749       491      2,120     6,265
 Commercial           5,631    35,602    33,077    17,768      1,497    93,575
                     ------   -------   -------  --------   --------   -------
  Total real estate  18,097    52,724    50,750    40,880    180,207   342,658

Real estate construction:
 One- to four-family
  residential         3,785       145       499        -       2,778     7,207
 Multi-family
  residential            -         -          -       834          -       834
 Commercial and land
  development         1,553       312     1,395     4,218      3,673    11,151
  Total real estate  ------   -------   -------  --------   --------   -------
   construction       5,338       457     1,894     5,052      6,451    19,192

Consumer:
 Home equity lines of
  credit             23,145        -        169       440      3,597    27,351
 Automobile              56       662       987     2,133         -      3,838
 Other consumer       1,043       706       127        25         48     1,949
                     ------   -------   -------  --------   --------   -------
  Total consumer     24,244     1,368     1,283     2,598      3,645    33,138

Commercial/ Business    743       200        74       346         -      1,363
                     ------   -------   -------  --------   --------   -------
Total loans
 receivable         $48,422   $54,749   $54,001   $48,876   $190,303  $396,351
                     ======    ======    ======    ======    =======   =======

     The following table sets forth the dollar amount of all loans due one year or more after September 30, 2004, which have fixed interest rates and have floating or adjustable interest rates.



                                             Floating or
                                             Adjustable     Fixed
                                                Rate        Rates       Total
                                             ----------    --------    -------
                                                       (in thousands)
Real estate:
  One- to four-family residential               $37,472   $193,246    $230,718
  Multi-family residential                        3,763      2,136       5,899
  Commercial                                     76,663     11,281      87,944
                                             ----------    --------    -------
    Total real estate                           117,898    206,663     324,561

Real estate construction:
  One- to four-family residential                   644      2,778       3,422
  Multi-family residential                          834         -          834
  Commercial and land development                 9,286        312       9,598
                                             ----------    --------    -------
    Total real estate construction               10,764      3,090      13,854

Consumer:
  Home equity lines of credit                        -       4,206       4,206
  Automobile                                         -       3,782       3,782
  Other consumer                                     -         906         906
                                             ----------    --------    -------
    Total consumer                                   -       8,894       8,894

Commercial business                                  -         620         620
                                             ----------    --------    -------
Total                                          $128,662   $219,267    $347,929
                                             ==========   ========    ========


    Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial loans, and referrals from builders and realtors. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. We are also in the process of developing a program to accept broker-originated one- to four-family loans. Loan originations are further supported by lending services offered through our internet web site, advertising, cross-selling and through our employees' community service.

     Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser we have retained and who is licensed in the State of Idaho and has been approved by the Board of Directors.

     Mortgage loan applications are initiated by loan officers and are required to be approved by our underwriting staff that have Board-approved lending authority. Loans that exceed the lending authority must be approved by one or more members of the Management Loan Committee. All loans up to and including $1.5 million may be approved by the Management Loan Committee without Board approval; loans in excess of $1.5 million and up to $4.9 million must be approved by the Board Loan Committee and loans over $4.9 million by the entire Board of Directors.

     We require title insurance on all real estate loans, fire and casualty insurance on all secured loans and on home equity lines of credit where the property serves as collateral.
                                  12

     Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2004, our total loan originations were $190.4 million.

     One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act.
We originate residential first mortgages and service them using an in-house mortgage system. We utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to underwrite approximately 95% of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

     We actively sell residential first mortgage loans to the secondary market. Generally, all 30-year fixed rate residential mortgages are sold to the secondary market at the time of origination. Fixed rate residential mortgage loans with terms of 20 years or less and adjustable rate mortgage loans are generally held in our portfolio. During the years ended September 30, 2004, 2003 and 2002 we sold $67.6 million, $164.3 million and $92.8 million to the secondary market representing 68.6%, 56.8% and 57.2% of total one- to four-family residential loan originations, respectively. Our primary secondary market relationship has been with Freddie Mac and Fannie Mae, and more recently with the FHLB of Seattle. We generally retain the servicing on the majority of loans sold into the secondary market. Loans are generally sold on a non-recourse basis. As of September 30, 2004, our residential loan servicing portfolio was $253.0 million.

     Multi-family and commercial real estate loans are underwritten by designated lending staff or our Management Loan Committee depending on the size of the loan and are serviced by the commercial loan department.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                  Year Ended September 30,
                                                 2004       2003       2002
                                                ------     ------     ------
                                                       (in thousands)
Loans originated:
Real estate:
 One- to four-family residential (1)           $98,473   $289,175   $162,092
 Multi-family residential                           74        664        862
 Commercial                                     28,055     20,539     19,899
                                                ------     ------     ------
   Total real estate                           126,602    310,378    182,853

Real estate construction:
 One- to four-family residential                27,484     22,494     21,823
 Multi-family residential                          838        900        581
 Commercial and land development                13,094      9,471      9,277
                                                ------     ------     ------
   Total real estate construction               41,416     32,865     31,681

Consumer:
 Home equity loans                              17,017     14,903     14,715
 Automobile loans                                3,187        968      1,260
 Other consumer                                  1,048      1,332      2,009
                                                ------     ------     ------
   Total consumer                               21,252     17,203     17,984

Commercial/ Business                             1,106      1,220      2,030
                                                ------     ------     ------
   Total loans originated                      190,376    361,666    234,548

Loans sold:
 Total whole loans sold                        (67,627)  (164,322)   (92,786)
 Participation loans                            (2,800)        -          --
                                                ------     ------     ------
   Total loans sold                            (70,427)  (164,322)   (92,786)

Principal repayments                          (100,453)  (150,940)  (106,984)
Loans securitized                                   -          -          --
Transfer to real estate owned                     (485)      (249)    (2,435)
Increase (decrease) in other items (net)          (495)       521        (77)
                                                ------     ------     ------
Net increase in loans receivable and loans
  held for sale                               $ 18,516   $ 46,676   $ 32,266
                                                ======     ======     ======
________
(1) Includes loans held for sale of $57.0 million, $141.1 million and $85.0 million for the years ended September 30, 2004, 2003 and 2002, respectively.

     Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.1 million of net deferred loan fees and costs as of September 30, 2004.

Asset Quality

     The objective of our loan review process is to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total portfolio on the basis of risk indicators such as delinquency (consumer and residential real estate loans) or credit rating. A formal review process is conducted on individual assets that represent greater potential risk.
A formal review process is a total re-evaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances.

     We define a loan as being impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis.

     We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly principal and interest amount. Substantially all fixed rate and adjustable rate mortgage loan payments are due on the first day of the month, however, the borrower is given a 15-day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, we institute the same collection procedures as for our mortgage loan borrowers.

     The Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent by more than 30 days, and is given information regarding classified assets.

     If a borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover any collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

     The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2004:



                           Loans Delinquent For:                   Total
                        -----------------------------------  -----------------
                            60-89 Days       Over 90 Days    Delinquent Loans
                        ----------------  -----------------  -----------------
                                Principal          Principal          Principal
                       Number    Balance  Number    Balance  Number    Balance
                       of Loans   Loans   of Loans   Loans   of Loans   Loans
                       --------  -------  --------  -------  --------  -------
                                       (dollars in thousands)
Real estate:
 One- to four-family
  residential                 1    $ 120        -    $  -           1    $ 120
 Multi-family residential    --       -         -       -          -        --
 Commercial                  -        -          2     560          2      560
                       --------  -------  --------  -------  --------  -------
  Total real estate           1      120         2     560          3      680

Real estate construction:
 One- to four-family
  residential                -        -         -       -          -        --
 Multi-family residential    -        -         -       -          -        --
 Commercial and land
  development                -        -         -       -          -        --
                       --------  -------  --------  -------  --------  -------
  Total real estate
   construction              -        -         -       -          -        --

Consumer:
 Home equity lines of
  credit                      4      142         1      30          5      172
 Automotive                   5       35         1       7          6       42
 Other consumer               4       11         9      13         13       24
                       --------  -------  --------  -------  --------  -------
    Total consumer           13      188        11      50         24      238

Commercial business          -        -         -       -          -        -

Total                        14     $308        13    $610         27     $918
                       ========  =======  ========  ======   ========  =======


     When a loan becomes 90 days delinquent, we place the loan on nonaccrual status. As of September 30, 2004, nonaccrual loans and loans 90 days or more past due as a percentage of total loans was 0.16%, and as a percentage of total assets it was 0.08%. Nonperforming assets as a percentage of total assets was 0.10% as of September 30, 2004.

     Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented, there were no accruing loans which were contractually past due 90 days or more.

                                                 At September 30,

                                     2004     2003     2002     2001     2000
                                    ------   ------   ------   ------   ------
                                             (dollars in thousands)
Loans accounted for on a
  non-accrual basis:
Real estate:
 One- to four-family residential      $ -    $   69   $   70  $ 1,314   $  733
 Multi-family residential               -        -        -        -        --
 Commercial                            560       -        -        39       --
                                    ------   ------   ------   ------   ------
  Total real estate                    560       69       70    1,353      733

Real estate construction:
 One- to four-family residential        -        --      326    2,223       --
 Multi-family residential               -        -        -        -        --
 Commercial and land development        -        -        -        -        --
                                    ------   ------   ------   ------   ------
   Total real estate construction       -        -       326    2,223       --

Consumer:
 Home equity lines of credit            30       41       52       40      136
 Automotive                              7        9        5        5        6
 Other consumer                         13       14       15       29       13
                                    ------   ------   ------   ------   ------
   Total consumer                       50       64       72       74      155

Commercial business                     -        -        -         8       --
                                    ------   ------   ------   ------   ------
Total loans                            610      133      468    3,658      888

Accruing loans which are
 contractually past due 90 days
 or more.                               -        --       -        -        --
                                    ------   ------   ------   ------   ------
Total of nonaccrual and 90 days past
 due loans                             610      133      468    3,658      888

Repossessed assets                      -        -         6        3       11

Real estate owned                      113       -       248       55       --
                                    ------   ------   ------   ------   ------
  Total nonperforming assets         $ 723    $ 133    $ 722   $3,716    $ 899
                                    ======   ======   ======   ======   ======

Restructured loans                   $  -     $  -     $  -     $  -     $  -

Allowance for loan loss on
 nonperforming loans                    92        9       42      353       48

Classified assets included in
 nonperforming assets                  704      133      722    3,716      899

Allowance for loan losses on
 classified assets                     225        9       42      353       48

Nonaccrual and 90 days or more past
 due loans as a percentage of loans
 receivable                           0.16%    0.04%    0.14%    1.22%    0.36%

Nonaccrual and 90 days or more past
 due loans as a percentage of total
 assets                               0.08%    0.03%    0.11%    0.96%    0.27%

Nonperforming assets as a percentage
 of total assets                      0.10%    0.03%    0.17%    0.97%    0.28%

Loans receivable, net             $392,634 $372,629 $318,297 $289,385 $243,122
Nonaccrued interest (1)                 12 $      1 $      3 $     27 $      7
Total assets                       743,867 $450,196 $416,543 $382,504 $325,922

________
(1) If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.

     Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30, 2004, we had one residential real estate owned property with a cost of $113,000.

     Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. We had no restructured loans as of September 30, 2004.

     Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS or the FDIC, which can order the establishment of additional loss allowances.

     In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of September 30, 2004, we had classified $1.6 million of our assets as substandard. The total amount classified represented 3.6% of equity capital and 0.2% of total assets as of September 30, 2004.

     The aggregate amounts of our classified assets at the dates indicated were as follows:
                                                           At September 30,
                                                          ------------------
                                                           2004        2003
                                                          ------      ------
                                                            (in thousands)
Classified assets:
 Loss                                                    $   -        $   --
 Doubtful                                                    -             7
                                                          ------      ------
 Substandard                                               1,617         946
                                                          ------      ------
   Total                                                $  1,617     $   953
                                                          ======      ======

Classified assets included in nonperforming loans           704          133

Allowance for loan loss on classified assets                225            9

     During the year ended September 30, 2004, we classified three commercial real estate loans totaling $973,000 and four one- to four-family residential loans of $451,000. During that same period, our classified consumer loans totaled $79,000. Commercial real estate loans that were classified consisted of a fitness center, a retail lumberyard and a restaurant with outstanding balances of $413,000, $342,000 and $218,000, respectively, at September 30, 2004. We do not currently expect any losses to arise from any of the commercial real estate loans.

     The following table summarizes the distribution of the allowance for loan losses by loan category.

                                                                 At September 30,
                            --------------------------------------------------------------------------------------------------
                                     2004                    2003                    2002                    2001
                            -----------------------  -----------------------  -----------------------  -----------------------
                                   Percent of               Percent of               Percent of               Percent of
                                    Loans                    Loans                    Loans                    Loans
                                    in Loan                  in Loan                  in Loan                  in Loan
                                    Category                 Category                 Category                 Category
                                    Amount    to             Amount    to             Amount    to             Amount    to
                            Loan    by Loan  Total   Loan    by Loan  Total   Loan    by Loan  Total   Loan    by Loan  Total
                            Balance Category Loans   Balance Category Loans   Balance Category Loans   Balance Category Loans
                            ------- -------- ------  ------- -------- ------  ------- -------- ------  ------- -------- ------
                                                                      (dollars in thousands)
Real estate:
 One- to four-family
  residential              $242,818   $ 704  61.27% $247,309   $ 635  65.81% $194,088   $ 348  60.27% $173,835   $ 182  59.35%
 Multi-family residential     6,265      75   1.58     7,750      20   2.06     7,512      14   2.33     8,700      17   2.97
 Commercial                  93,575   1,281  23.61    79,020     697  21.02    79,197     714  24.59    59,752     551  20.40
                            -------  ------  ------  -------  ------  -----   -------  ------  ------  ------- -------  ------
  Total real estate         342,658   2,060  86.46   334,079   1,352  88.89   280,797   1,076  87.19   242,287     750  82.72

Real estate construction:
 One- to four-family
  residential                 7,207      69   1.82     5,225      13   1.39     6,505      12   2.02    13,927      20   4.75
 Multi-family residential       834      11   0.21       352       1   0.09     1,486       3   0.46       904      10   0.31
 Commercial and land
  development                11,151     148   2.81     9,128      70   2.43     6,579      58   2.04    10,416     256   3.56
                            ------- -------  ------  -------  ------  -----   ------- -------  ------  ------- -------  ------
  Total real estate          19,192     228   4.84    14,705      84   3.91    14,570      73   4.52    25,247     286   8.62

Consumer:
 Home equity lines of
  credit                     27,351     204   6.90    20,640      99   5.49    18,069      86   5.61    15,250      72   5.20
 Automotive                   3,838      79   0.97     1,939      40   0.52     2,297      30   0.71     2,133      28   0.73
 Other consumer               1,949      45   0.49     2,827     244   0.75     3,666      79   1.14     4,332     238   1.48
                            ------- -------  ------  ------- -------- ------  ------- -------- ------  ------- -------  ------
  Total consumer             33,138     328   8.36    25,406     383   6.76    24,032     195   7.46    21,715     338   7.41

Commercial/business           1,363      21   0.34     1,662      34   0.44     2,641      41   0.82     3,662      57   1.25
                            ------- ------- ------   ------- -------- ------  ------- -------- ------  ------- -------  ------
Total loans                $396,351  $2,637 100.00% $375,852  $1,853 100.00% $322,040  $1,385 100.00% $292,911  $1,431 100.00%
                            =======  ====== ======   =======  ====== ======   =======  ====== =======  =======  ====== =======


                                        At September 30,
                                     ----------------------
                                              2000
                                     ----------------------
                                           Percent of
                                             Loans
                                             in Loan
                                            Category
                                             Amount    to
                                     Loan    by Loan  Total
                                     Balance Category Loans
                                     ------- -------- ------
                                     (dollars in thousands)
Real estate:
 One- to four-family residential    $143,576   $ 153  58.31%
 Multi-family residential              5,475      10   2.22
 Commercial                           44,700     412  18.15
                                     ------- ------- ------
  Total real estate                  193,751     575  78.68

Real estate construction:
 One- to four-family residential      21,171      30   8.60
 Multi-family residential              1,857      24   0.75
 Commercial and land development       5,516     136   2.24
                                     -------  ------ ------
  Total real estate                   28,544     190  11.59

Consumer:
 Home equity lines of credit          15,604      74   6.34
 Automotive                            1,185      16   0.48
 Other consumer                        4,128     227   1.68
                                     -------  ------ ------
  Total consumer                      20,917     317   8.50

Commercial/business                    3,031      47   1.23
                                     -------  ------ ------
Total loans                         $246,243  $1,129 100.00%
                                     =======  ====== ======

     Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

                                           20

     The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

                                                Year Ended September 30,
                                          2004    2003    2002    2001    2000
                                         ------  ------  ------  ------  ------
                                                    (in thousands)

Allowance at beginning of period         $1,853  $1,385  $1,431  $1,129    $620
Provisions for loan losses                  900     615     277     748     600

Recoveries:
Real estate:
 One- to four-family residential              1      -       -        1      -
 Multi-family residential                    -       -       -       -       --
 Commercial                                   -       -      -       -       -
                                         ------  ------  ------  ------  ------
  Total real estate loans                     1       -      -        1      -

Real estate construction:
 One- to four-family residential             -       -        2      -       --
 Multi-family residential                    -       -       -       -       --
 Commercial and land development              -      -       -       -       --
                                         ------  ------  ------  ------  ------
  Total real estate construction              -      -        2      -       --

Consumer
 Home equity lines of credit                 -       -       -       -       --
 Automobile                                  12       -       1       1       2
 Other consumer                               7       7       3      20     107
                                         ------  ------  ------  ------  ------
  Total consumer                             19       7       4      21     109

Commercial/ business                          -      -        2      -       --
                                         ------  ------  ------  ------  ------
Total recoveries                             20       7       8      22     109

Charge-offs:
Real estate:
 One- to four-family residential             60       7     145      42      44
 Multi-family residential                    -       -       -       -       --
 Commercial and land development              -      -       -       -       23
                                         ------  ------  ------  ------  ------
  Total real estate                          60       7     145      42      67

Real estate construction:
 One- to four-family residential              -       -      72     145      --
 Multi-family residential                     -      -       -       -       --
 Commercial and land development              -      -       -       -       --
                                         ------  ------  ------  ------  ------
  Total real estate construction              -      -       72     145      --

Consumer:
 Home equity lines of credit                 -       37      39      89      46
 Automobile                                  23      40       6      20       3
 Other consumer                              53      70      69     108      72
                                         ------  ------  ------  ------  ------
  Total consumer                             76     147     114     217     121

Commercial/ business                          -      -       -       64      12
                                         ------  ------  ------  ------  ------


                    (table continues on the following page)

                                                Year Ended September 30,
                                         --------------------------------------
                                          2004    2003    2002    2001    2000
                                         ------  ------  ------  ------  ------
                                                    (in thousands)
Total charge-offs                           136     154     331     468     200
Net charge-offs                             116     147     323     446      91
                                         ------  ------  ------  ------  ------
Balance at end of period                 $2,637  $1,853  $1,385  $1,431  $1,129
                                         ======  ======  ======  ======  ======

Allowance for loan losses as
 a percentage of total loans
 outstanding at the end of the period     0.67%   0.49%   0.41%   0.47%   0.45%


Net charge-offs as a percentage
 of average loans outstanding
 during the period                        0.03%   0.04%   0.10%   0.16%   0.04%


Allowance for loan losses as a
 percentage of nonaccrual and
 90 days or more past due loans
 loans at end of period                 432.30% 1393.23% 295.94% 48.21% 127.14%


     Our Asset Liability Management Committee determines the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectibility of the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries. Some of the factors that management applied in determining the level of the amount of additions to our provision for loan losses for the years ended September 30, 2004, 2003, 2002, 2001 and 2000 include the items listed in the following table.


                                                Year Ended September 30,
                                         --------------------------------------
                                          2004    2003    2002    2001    2000
                                         ------  ------  ------  ------  ------
                                                 (dollars in thousands)
Provisions for loan losses               $  900  $  615  $  277  $  748  $  600
Allowance for loan losses                 2,637   1,853   1,385   1,431   1,129

Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period                 0.67%   0.49%   0.41%   0.47%   0.45%

Net charge-offs                             116     147     323     446      91


Total of nonaccrual and 90 days
 past due loans                             610     133     468   3,658     888


Nonaccrual and 90 days or more past
 due loans as a percentage of
 loans receivable                         0.16%   0.04%   0.14%   1.22%   0.36%

Loans receivable, net                   392,634 372,629 318,297 289,385 243,122


     For the year ended September 30, 2001, our provision for loan losses was $748,000, an increase of $148,000 over the year ended September 30, 2000. Management based the level of the provision on the increase in our nonaccrual and 90 days past due loans and overall growth in our loan portfolio. Total nonaccrual and 90 days past due loans increased $2.8 million from September 30, 2000 to $3.7 million. Loans receivable, net increased $46.3 million or 19.0% from September 30, 2000. Our portfolio mix was similar to that of the year ended September 30, 2002 with 67.8% homogeneous loans and 32.2% non-homogeneous. Homogeneous loans consist of one- to four-family residential loans and consumer loans. Non-homogeneous loans consist of multi-family residential and commercial real estate loans, real estate construction loans and commercial business loans. Non-homogeneous loans typically have an increased risk of loss compared to homogeneous loans.

     For the year ended September 30, 2002, our provision for loan losses was $277,000, a decrease of $471,000 from September 30, 2001. Total nonaccrual and 90 days past due loans decreased $3.2 million from September 30, 2001 to $468,000. In addition, our loan portfolio mix was 69.0% in homogeneous loans and 31.0% non-homogeneous, an increase and decrease of 1.2%, respectively. Loans receivable, net grew $28.9 million, or 10.0%, from September 30, 2001.

     Our provision for loan losses for the year ended September 30, 2003 increased $338,000 from September 30, 2002 to $615,000. Management based the increase in our provision for loan losses on the $54.3 million growth in loans receivable, net. In addition, a significant percentage of that growth resulted from residential mortgage loan refinances. These loans are unseasoned and may have higher risks of loss than our historical experience may indicate.

     For the year ended September 30, 2004, the provision for loan losses was $900,000. Management based the level of the provision on the composition of the loan portfolio, the level of nonaccrual and 90 days past due loans, the then current level of the allowance for loan losses and overall growth in the loan portfolio. At September 30, 2004, the mix of our loan portfolio consisted of 69.6% in homogeneous loans and 30.4% non-homogeneous; nonaccrual loans were $610,000.

Investment Activities

     General. OTS regulations permit us to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions, banker's acceptances, repurchase agreements and federal funds. Subject to various restrictions, we also may invest a portion of our assets in commercial paper and corporate debt securities.

     Our investment policy is designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. Our investment policy generally limits investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We purchase mortgage-backed securities to supplement the loan originations for our portfolio during periods when we have not been able to originate our desired level of portfolio loan product.

     At September 30, 2004, our consolidated investment portfolio totaled $104.8 million and consisted principally of mortgage-backed securities and FHLB stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

     Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $98.4 million and a $97.5 million amortized cost at September 30, 2004. The mortgage-backed securities were comprised of Fannie Mae and Freddie Mac mortgage-backed securities. At September 30, 2004, the portfolio had a weighted-average coupon rate of 5.01% and an estimated weighted-average yield of 5.07%. These securities had an estimated average maturity of 19.2 years and an estimated average life of 4.6 years at September 30, 2004.

     Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, we are required to own its capital stock. The amount of stock we hold is based on percentages specified by the FHLB of Seattle on our outstanding advances. The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle. The carrying value of FHLB stock totaled $7.3 million and had a weighted-average-yield of 3.50% at September 30, 2004.

     Bank-Owned Life Insurance. We purchase bank-owned life insurance policies ("BOLI") to offset future employee benefit costs. At September 30, 2004, we had a $10.1 million investment in life insurance contracts. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "Investment in life insurance contracts" in our consolidated statements of financial condition. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "increase in cash surrender value of life insurance" in our consolidated statements of income.

     On December 7, 2004, the agencies that regulate the banking industry issued an interagency statement related to the use of BOLI by banks and other regulated entities. The statement will require us to undertake a rigorous pre-purchase analysis for any BOLI purchased after December 7, 2004, including, among other things, an analysis of effective management and board oversight of the use of BOLI, internal policies and procedures relating to BOLI holdings, the need for BOLI and the appropriate type of BOLI, the amount of BOLI to be purchased, the qualifications of any vendors, the characteristics of available insurance products and the soundness of the insurance carrier. In addition, on at least an annual basis, we will be required to evaluate and monitor the ongoing risks of our BOLI portfolio. Specifically, we will be required to analyze, among other things, the risks related to liquidity, operations, tax, reputation, credit, interest rate, legal compliance and price.

     The following table sets forth the composition of our investment securities portfolios at the dates indicated. The amortized cost of the available for sale investments and mortgage backed-securities is their net book value before the mark-to-market fair value adjustment.


                                             At September 30,
                         ------------------------------------------------------
                                 2004               2003               2002
                         ----------------   ----------------   ----------------
                         Amortized  Fair    Amortized  Fair    Amortized  Fair
                         Cost       Value   Cost       Value   Cost       Value
                         --------   -----   --------   -----   --------   -----
                                              (in thousands)
Available for sale:
Investment securities:
 Adjustable rate mortgage
  fund                      $  -    $  -      $5,468  $5,440     $2,504  $2,507
Mortgage-backed securities:
 Fannie Mae                   874     871         -       -           -      --
 Freddie Mac                    -      -          -       -          -       --
                         --------   -----   --------   -----   --------   -----
  Total available for sale  $ 874   $ 871     $5,468  $5,440     $2,504  $2,507
                           ======   =====     ======  ======     ======  ======

Held to maturity:
Mortgage-backed securities:
 Fannie Mae               $53,336 $53,708    $10,485 $10,832    $16,880 $17,631
 Freddie Mac               43,259  43,818     13,940  14,591     27,445  28,648
                         --------  ------   --------  ------   --------  ------
  Total held to maturity  $96,595 $97,526    $24,425 $25,423    $44,325 $46,279
                           ======  ======     ======  ======     ======  ======

     The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2004.

                                                               Amount Due or Repricing within:
                            --------------------------------------------------------------------------------------------------
                             1 Year or Less     Over 1 to 5 Years   Over 5 to 10 Years     Over 10 Years          Totals
                            ------------------  ------------------  ------------------  ------------------  ------------------
                                      Weighted            Weighted            Weighted            Weighted            Weighted
                            Amortized Average   Amortized Average   Amortized Average   Amortized Average   Amortized Average
                            Cost      Yield(1)  Cost      Yield(1)  Cost      Yield(1)  Cost      Yield(1)  Cost      Yield(1)
                            --------- --------  --------- --------  --------- --------  --------- --------  --------- --------
                                                                (dollars in thousands)
Available for sale:
Investment securities:
Mortgage-backed securities:
 Freddie Mac                       -                   -                   -                   -                   --
 Fannie Mae                        -                   -                 $874    3.99%         -                 $874    3.99%
                            --------- --------  --------- --------  --------- --------  --------- --------  --------- --------
  Total available for sale    $    -     0.00%    $    -     0.00%       $874    3.99%    $    -     0.00%       $874    3.99%
                            ========= ========  ========= ========  ========= ========  ========= ========  ========= ========

Held to maturity:
Mortgage-backed securities:
 Freddie Mac                  $    16    5.42%    $ 8,760    5.13%       $325    7.76%    $34,158    5.15%    $43,259    5.17%
 Fannie Mae                         -               2,056    4.44%          -              51,280    5.03%     53,336    5.00%
                            --------- --------  --------- --------  --------- --------  --------- --------  --------- --------
  Total held to maturity      $    16    5.42%    $10,816    5.00%       $325    7.76%    $85,438    5.08%    $96,595    5.08%
                            ========= ========  ========= ========  ========= ========  ========= ========  ========= ========

Total investment securities   $    16    5.42%    $10,816    5.00%     $1,199    5.01%    $85,438    5.08%    $97,469    5.07%
                            ========= ========  ========= ========  ========= ========  ========= ========  ========= ========


________
(1) Interest and dividends are reported on a tax-equivalent basis. During the time period presented, Home Federal did not own any tax exempt investment securities.

     The following table sets forth certain information with respect to each category which had an aggregate book value in excess of 10% of our total equity at the date indicated.
                                                   At September 30, 2004
                                                   ---------------------
                                                   Amortized     Market
                                                     Cost        Value
                                                   ---------    --------
                                                       (in thousands)
Available for sale:
Investment Securities:
Mortgage-backed securities:
 Fannie Mae                                         $    874    $    871
 Freddie Mac                                               -          --
                                                   ---------    --------
   Total available for sale                         $    874    $    871
                                                   =========    ========
Held to maturity:
Mortgage-backed securities:
 Fannie Mae                                         $ 53,336    $ 53,708
 Freddie Mac                                          43,259      43,818
                                                   ---------    --------
  Total held to maturity                            $ 96,595    $ 97,526
                                                   =========    ========

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings from the FHLB of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

     Our deposit composition reflects a mixture with certificates of deposit accounting for approximately one-half of the total deposits while interest and noninterest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

     Deposits. Substantially all of our depositors are residents of the State of Idaho. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We offer a number of different deposit programs including our High Performance Checking; Wall Street Select Checking and Money Market Account; Medical Savings and Health Savings Account; and Escalator Certificate of Deposit. Our High Performance Checking program is comprised of seven different transaction account products with varying minimum balance requirements, number of checks permitted and interest rate options. Our Wall Street Select Checking and Money Market Account products offer significantly higher rates of interest on larger deposit balances while maintaining the availability of the customer's funds. Our Medical Savings and Health Savings Accounts are offered directly or through an unaffiliated third party marketing company to qualified individuals and employers. The program is offered on a nationwide basis and participants in the plan receive a debit card to facilitate account access. Our Escalator Certificate of Deposit has a guaranteed blended rate for its four-year term with fixed rate increases occurring every six months from the date of the original deposit, and also offers the customer the opportunity to withdrawal the entire balance at any six-month anniversary without a pre-payment penalty. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

     At September 30, 2004, we had $34.5 million of jumbo ($100,000 or more) certificates of deposit, which are primarily from local customers, representing 10.1% of total deposits at that date.

     Deposit Activities. The following table sets forth the total deposit activities of Home Federal for the periods indicated.

                                               Year Ended September 30,
                                               ------------------------
                                                2004     2003     2002
                                               ------   ------   ------
                                                    (in thousands)
Beginning balance                            $301,273 $279,772 $266,316
Net deposits before interest credited          37,731   17,516    7,654
Interest credited                               4,083    3,985    5,802
                                               ------   ------   ------
Net increase in deposits                       41,814   21,501   13,456
                                               ------   ------   ------
Ending balance                               $343,087 $301,273 $279,772
                                              =======  =======  =======

     Time Deposits by Rates. The following table sets forth the time deposits in Home Federal classified by rates as of the dates indicated.

                                                   At September 30,

                                               2004      2003      2002
                                              ------    ------    ------
                                                    (in thousands)
0.00 - 0.99%                                 $19,880   $11,742   $    --
1.00 - 1.99%                                  28,083    36,899    28,383
2.00 - 2.99%                                  47,906    40,884    36,647
3.00 - 3.99%                                  48,835    31,983    29,473
4.00 - 4.99%                                  17,247    18,726    22,896
5.00 - 5.99%                                   1,184     2,968     6,952
6.00 - 6.99%                                   1,090     1,870     5,876
7.00 - 7.99%                                       -         -        --
                                              ------    ------    ------
     Total                                  $164,225  $145,072  $130,227
                                             =======   =======   =======


     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2004.

                                           Amounts Due
                        ------------------------------------------------------
                        Less Than   1-2      2-3      3-4     After
                          1 Year    Years    Years    Years   4 Years    Total
                        ---------  -------  -------  -------  -------   ------
                                          (in thousands)
0.00 - 0.99%              $18,291   $1,589  $    -   $    -   $    -   $19,880
1.00 - 1.99%               13,474    5,273    2,238    7,097        1   28,083
2.00 - 2.99%               11,303   25,429   10,312      684      178   47,906
3.00 - 3.99%               10,729   24,174   12,724      856      352   48,835
4.00 - 4.99%               13,860    1,465    1,368      183      371   17,247
5.00 - 5.99%                  117      966       96        4        1    1,184
6.00 - 6.99%                  835      242       12                 1    1,090
                        ---------  -------  -------  -------  -------   ------
     Total                $68,609  $59,138  $26,750   $8,824     $904 $164,225
                        =========  =======  =======  =======  =======  =======

     The following table sets forth information concerning Home Federal's time deposits and other deposits at September 30, 2004.


Weighted
Average                                                              Percentage
Interest                                                     Minimum  of Total
 Rate      Term    Category                          Amount  Balance  Deposits
--------  ------   --------------------------------  ------  -------  --------
                                                   (dollars in
                                                    thousands)
 0.20%     N/A     Savings deposits                  $25,453      50     7.42%
 0.33      N/A     Interest-bearing demand deposits   56,149      50    16.37
   -       N/A     Noninterest-bearing demand
                    deposits                          29,638      50     8.64
 0.87      N/A     Money market accounts              35,392   1,000    10.32
 0.20      N/A     Medical savings accounts           32,230      25     9.39


                   Certificates of Deposit
                   ---------------------------------
 1.06% 1-12 months  Fixed term, fixed rate            23,771     500     6.93
 2.16 13-24 months  Fixed term, fixed rate            43,918     500    12.80
 3.38 25-36 months  Fixed term, fixed rate            36,074     500    10.51
 3.38 37-60 months  Fixed term, fixed rate            59,241     500    17.27
 4.49 Over 60 months Fixed term, fixed rate              588     500     0.17
 1.34 18 months     Other                                633     500     0.18
                                                     -------    ----   ------
                       Total                        $343,087           100.00%
                                                     =======           ======



     The following table indicates the amount of Home Federal's jumbo certificates of deposit by time remaining until maturity as of September 30, 2004. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.


                                                 Certificates of
                                                   Deposit of
                    Maturity Period             $100,000 or More
                  -------------------            ---------------
                                                 (in thousands)
                  Three months or less               $3,565
                  Over three through six months       2,685
                  Over six through twelve months      5,955
                  Over twelve months                 22,293
                                                  --------------
                  Total                             $34,498
                                                  ==============

     Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal at the dates indicated.

                                                                    At September 30,
                                -------------------------------------------------------------------------------------------
                                          2004                            2003                            2002
                                ---------------------------     ---------------------------     ---------------------------
                                         Percent                         Percent                         Percent
                                           of      Increase/               of      Increase/               of      Increase/
                                Amount    Total   (Decrease)    Amount    Total   (Decrease)    Amount    Total   (Decrease)
                                ------   -------   --------     ------   -------   --------     ------   -------   --------
                                                               (dollars in thousands)
Savings deposits               $25,453     7.42%     $1,030    $24,423     8.11%     $1,216    $23,207     8.29%       $390
Demand deposits                 85,787    25.01      13,621     72,166    23.95       5,399     66,767    23.86       9,229
Money market accounts           35,392    10.32       3,264     32,128    10.66      (3,379)    35,507    12.69       2,798
Medical savings accounts        32,230     9.39       4,746     27,484     9.12       3,420     24,064     8.60       3,624
Fixed rate certificates that
 mature in the year ending:
    Within 1 year               68,196    19.88      10,622     57,574    19.11      (1,249)    58,823    21.03     (49,661)
    After 1 year, but within
      2 years                   58,918    17.17      20,175     38,743    12.86      13,262     25,481     9.11       9,192
    After 2 years, but within
      5 years                   36,415    10.61     (11,364)    47,779    15.86       2,942     44,837    16.03      38,374
    After 5 years                   63     0.02         (54)       117     0.04         102         15     0.01         (22)
Other Certificates of Deposit      633     0.18        (226)       859     0.29        (212)     1,071     0.38        (468)
                               -------   -------   --------    -------   -------   --------    -------   -------   --------
Total                         $343,087   100.00%    $41,814   $301,273   100.00%    $21,501   $279,772   100.00%    $13,456
                               =======   ======    ========    =======   ======    ========    =======   ======    ========


     Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We do, however, use advances from the FHLB of Seattle to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.

     As one of our capital management strategies, we have used borrowings from the FHLB of Seattle to fund the purchase of investment securities in order to increase our net interest income when attractive opportunities exist. Depending upon the retail banking activity and the availability of excess post-stock offering capital that may be provided to us, we will consider and undertake additional leverage strategies within applicable regulatory requirements or restrictions. We expect these borrowings would primarily consist of FHLB of Seattle advances.

     As a member of the FHLB of Seattle, we are required to own its capital stock and are authorized to apply for advances on the security of the stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 40% of total assets, or $297.5 million as of September 30, 2004. At September 30, 2004, our outstanding advances from the FHLB of Seattle totaled $122.8 million.

     The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

                                                        Year Ended
                                                       September 30,
                                               --------------------------
                                                2004      2003      2002
                                               ------    ------    ------
                                                 (dollars in thousands)
Maximum amount of borrowing outstanding
  at any month end:
    Federal Home Loan Bank advances          $136,000  $112,000   $97,000

Approximate average borrowings outstanding:
    Federal Home Loan Bank advances           115,000   102,000    87,000

Approximate weighted average rate paid on:
    Federal Home Loan Bank advances             4.08%     4.53%     5.14%



                                                     At September 30,
                                               --------------------------
                                                2004      2003      2002
                                               ------    ------    ------
                                                 (dollars in thousands)
Balance outstanding at end of period:
    Federal Home Loan Bank advances          $122,797   $96,527   $91,008

Weighted average rate paid on:
    Federal Home Loan Bank advances             3.96%     4.64%     4.85%



                         HOW WE ARE REGULATED

     The following is a brief description of certain laws and regulations which are applicable to Home Federal Bancorp and Home Federal. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. We believe that we have included all descriptions of laws and regulations applicable to Home Federal Bancorp and Home Federal that an investor needs to consider in making an investment decision.

     Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

General

     Home Federal, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. Home Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Home Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

     The OTS regularly examines Home Federal and prepares reports for the consideration of Home Federal's Board of Directors on any deficiencies that it may find in Home Federal's operations. The FDIC also has the authority to examine Home Federal in its roles as the administrator of the SAIF. Home Federal's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of Home Federal's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on us and our operations.

Regulation and Supervision of Home Federal

     General. The OTS has extensive authority over the operations of savings institutions. As part of this authority, Home Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require Home Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal and Home Federal Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of Home Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. Home Federal is in compliance with the noted restrictions.

     Home Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2004, Home Federal's lending limit under this restriction was $7.1 million. Home Federal is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

     On December 7, 2004, the agencies that regulate the banking industry issued an interagency statement related to the use of BOLI by banks and other regulated entities. The statement will require us to undertake a rigorous pre-purchase analysis for any BOLI purchased after December 7, 2004, including, among other things, an analysis of effective management and board oversight of the use of BOLI, internal policies and procedures relating to BOLI holdings, the need for BOLI and the appropriate type of BOLI, the amount of BOLI to be purchased, the qualifications of any vendors, the characteristics of available insurance products and the soundness of the insurance carrier. In addition, on at least an annual basis, we will be required to evaluate and monitor the ongoing risks of our BOLI portfolio. Specifically, we will be required to analyze, among other things, the risks related to liquidity, operations, tax, reputation, credit, interest rate, legal compliance and price.

     Deposit Insurance. Home Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi- annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

     Capital Requirements. Federally insured savings institutions, such as Home Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2004, Home Federal had intangible assets in the form of mortgage servicing rights.

     At September 30, 2004, Home Federal had tangible capital of $44.8 million, or 6.0% of tangible assets, which is approximately $33.6 million above the minimum requirement of 1.5% of tangible assets as of that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2004, Home Federal's mortgage service rights were subject to these tests. At September 30, 2004, Home Federal had core capital equal to $44.8 million, or 6.0% of adjusted total assets, which is $15.0 million above the minimum requirement of 4.0% in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At September 30, 2004, Home Federal had Tier 1 risk-based capital of $44.8 or 12.1% of risk-weighted assets, which is approximately $29.9 million above the minimum on that date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On September 30, 2004, Home Federal had total risk-based capital of $47.3 million and risk-weighted assets of $371.0 million; or total risk-based capital of 12.8% of risk-weighted assets. This amount was $17.7 million above the 8.0% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS or the FDIC of any of these measures on Home Federal may have a substantial adverse effect on its operations and profitability.

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Home Federal, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Home Federal may pay dividends to Home Federal Bancorp in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     Liquidity. All savings institutions, including Home Federal, are required to maintain sufficient liquidity to ensure a safe and sound operation.

     Qualified Thrift Lender Test. All savings institutions, including Home Federal, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At September 30, 2004, Home Federal met the test with a 97.8%, ratio and has always met the test since its effectiveness.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender within one year of failure and thereafter remains a qualified thrift lender. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of Home Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Home Federal may be required to devote additional funds for investment and lending in its local community. Home Federal was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

     Transactions with Affiliates. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Home Federal include Home Federal Bancorp and any company which is under common control with Home Federal. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal and Home Federal Bancorp will enter into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal for the time that employees of Home Federal devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp and all expenses attributable to Home Federal Bancorp's public filing obligations under the Securities Exchange Act of 1934. If Home Federal Bancorp commences any significant activities other than holding all of the outstanding common stock of Home

Federal, Home Federal Bancorp and Home Federal will amend the expense sharing agreement to provide for the equitable sharing of all expenses of such other activities that may be attributable to Home Federal Bancorp.

     On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends Sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings associations such as Home Federal. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

     In addition, OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to these persons and their related interests. Among other things, these loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

     Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2004, Home Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

     Federal Home Loan Bank System. Home Federal is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Home Federal is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2004, Home Federal had $7.3 million in FHLB stock, which was in compliance with this requirement. In past years, Home Federal has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 4.11% and 6.03% for the fiscal years ended September 30, 2004 and 2003. For the year ended September 30, 2004, Home Federal received $278,000 in dividends paid by the FHLB of Seattle.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Home Federal's FHLB stock may result in a corresponding reduction in Home Federal's capital.

     Affiliate Transactions. Home Federal Bancorp and Home Federal are separate and distinct legal entities. Various legal limitations restrict Home Federal from lending or otherwise supplying funds to Home Federal Bancorp, generally limiting any single transaction to 10% of Home Federal's capital and surplus and limiting all such transactions to 20% of Home Federal's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     To the extent that legal uncertainty exists in this area, all creditors, including Home Federal, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Regulation and Supervision of Home Federal Bancorp

     General. Home Federal Bancorp is a federal mutual holding company subsidiary within the meaning of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Home Federal Bancorp and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Home Federal. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Home Federal Bancorp.

     Activities Restrictions. Home Federal Bancorp and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

     If Home Federal fails the qualified thrift lender test, Home Federal Bancorp must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Regulation and Supervision of Home Federal - Qualified Thrift Lender Test."

     Mergers and Acquisitions. Home Federal Bancorp must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Home Federal Bancorp to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Home Federal Bancorp and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     Waivers of Dividends by Home Federal Bancorp. OTS regulations require Home Federal MHC to notify the OTS of any proposed waiver of its receipt of dividends from Home Federal Bancorp. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (1) the mutual holding company's board of directors determines that the waiver is consistent with the directors' fiduciary duties to the mutual holding company's members; (2) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association and its stock holding company; (3) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of the dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (4) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

     We anticipate that Home Federal MHC will waive dividends paid by Home Federal Bancorp, if any. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Home Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Home Federal MHC converts to stock form.

     Conversion of Home Federal MHC to Stock Form. OTS regulations permit Home Federal MHC to convert from the mutual form of organization to the capital stock form of organization (a "conversion transaction"). There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Home Federal Bancorp (the "New Holding Company"), Home Federal MHC's corporate existence would end and certain depositors of Home Federal would receive the right to subscribe for additional shares of the New Holding
Company. In a conversion transaction, each share of common stock held by stockholders other than Home Federal MHC ("minority stockholders") would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the minority stockholders own the same percentage of common stock in the New Holding Company as they owned in Home Federal Bancorp immediately prior to the conversation transaction. Under OTS regulations, minority stockholders would not be diluted because of any dividends waived by Home Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), if Home Federal MHC converts to stock form. The total number of shares held by minority stockholders after a conversion transaction also would be increased by any purchases by minority stockholders in the stock offering conducted as part of the conversion transaction.

     A conversion transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the stockholders of Home Federal Bancorp and a majority of the votes eligible to be cast by the stockholders of Home Federal Bancorp other than Home Federal MHC.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Home Federal Bancorp. The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

                             TAXATION

Federal Taxation

     General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Home Federal's federal income tax returns have not been audited in the past five years.

     Home Federal Bancorp will file a consolidated federal income tax return with Home Federal, which will commence with the first taxable year after completion of the Reorganization. Accordingly, it is anticipated that any cash distributions made by Home Federal Bancorp to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     In connection with the formation of Home Federal Bancorp, Home Federal and Home Federal Bancorp entered into a tax allocation agreement. Because Home Federal Bancorp owns 100% of the issued and outstanding capital stock of Home Federal, Home Federal Bancorp and Home Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Home Federal Bancorp is the common parent corporation. As a result of this affiliation, Home Federal may be included in the filing of a consolidated federal income tax return with Home Federal Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

     Method of Accounting. For federal income tax purposes, Home Federal currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return.

     Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Federal has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2004, Home Federal had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. Home Federal Bancorp may eliminate from its income dividends received from Home Federal as a wholly-owned subsidiary of Home Federal Bancorp if it elects to file a consolidated return with Home Federal. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

     Audits. The federal income tax returns of Home Federal Bancorp and Home Federal have not been audited in the past five years.

State Taxation

     Idaho. Home Federal Bancorp and Home Federal are subject to the general corporate tax provisions of the State of Idaho. Idaho's state corporate income taxes are generally determined under federal tax law with some modifications. Idaho taxable income is taxed at a rate of 7.6%. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of the Bank.

     Audits. The state income tax returns of Home Federal Bancorp and Home Federal have not been audited in the past five years.

Competition

     We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability comprised of convenient branch locations, including five branches located inside Wal-Mart Superstores offering extended banking hours, call center and Internet banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction.

     We currently rank fifth in terms of deposits, among the 20 federally-insured depository institutions in Ada and Canyon Counties, our primary market area. Our key competitors are U.S. Bank, Wells Fargo, Washington Mutual, Bank of America, Key Bank, Washington Federal and Farmers & Merchants State Bank. These competitors control approximately 77.26% of the deposit market with deposits of $4.35 billion, of the $5.63 billion total deposits in Ada and Canyon Counties as of June 30, 2004. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships. We also compete for loans and deposits with single branch offices in Gem and Elmore Counties.

     Our competition for loans comes principally from mortgage bankers, commercial banks, thrift institutions, credit unions and finance companies. Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for lending business in our targeted market area. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand. This competition for the origination of loans may limit our future growth and earnings prospects.

Subsidiaries and Other Activities

     Home Federal has one wholly-owned subsidiary, Idaho Home Service Corporation, which was established in 1981 as Home Service Corporation for the purpose of facilitating various business activities. Most recently, its activities included the sale of investment and insurance products through an affiliation with Lincoln Financial Advisor from 1998 to 2000. Since 2000, Idaho Home Service Corporation has been inactive.

Executive Officers

     The following table sets forth certain information with respect to the executive officers who are not directors of the Company and the Bank. Each of the executive officers holds the same position with the Company and the Bank.

                    Executive Officers of the Company and Bank


                     Age at                   Position
                     September -----------------------------------------------
Name                 30, 2004  Company                 Bank
------------------   --------  ----------------------  -----------------------
Daniel L. Stevens      61      Chairman of the Board,  Chairman of the Board,
                               President and Chief     President and Chief
                               Executive Officer       Executive Officer

Robert A. Schoelkoph   52      Chief Financial Officer Chief Financial Officer

Roger D. Eisenbarth    57      Senior Vice President,  Senior Vice President,
                               and Secretary           Secretary and Chief
                                                       Lending Officer

Lynn A. Sander         52       -                      Senior Vice President
                                                       of Retail Banking


Denis J. Trom          58      --                      Senior Vice President of
                                                       Human Resources


Karen Wardwell         48      --                      Senior Vice President/
                                                       Operations and
                                                       Technology

Biographical Information

     Daniel L. Stevens is President and Chief Executive Officer of Home Federal, a position he has held since joining Home Federal in 1995. Mr. Stevens became a director in 1996 and has served as Chairman of the Board since 2001. He has been in the financial services industry for over 30 years and has served as a senior officer or chief executive officer for four other mutual and stock thrifts during his career. He is Vice Chairman of the Board of Directors of the FHLB of Seattle, as well as serving as the Chairman of the Audit Committee and a member of the Financial Operations Committee. Mr. Stevens has been a director of the FHLB of Seattle for eight years. He serves on America's Community Bankers FHLB System Committee and the America's Community Bankers Credit Union Working Group, and co-chairs the Idaho Bankers Association Credit Union Task Force. He is Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce and serves as a director for the Idaho Community Bankers Association, Idaho Community Reinvestment Corporation and the Midwest Conference of Community Bankers. He is a director of the Boise State University Foundation, past member of the Boise Philharmonic Association Board of Directors, past member of the Idaho Supreme Court Advisory Council and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

     Robert A. Schoelkoph is Senior Vice President, Treasurer and Chief Financial Officer of Home Federal. Mr. Schoelkoph joined Home Federal in 1980. Mr. Schoelkoph was controller of Home Federal from 1980 until 1983 and has served as Chief Financial Officer and Treasurer since 1983. He is a member of the Board of Directors and past Chairman of the Idaho Employers Council and a member of the Board of Directors of the Nampa Shelter Foundation. Mr. Schoelkoph is a certified public accountant.

     Roger D. Eisenbarth is Senior Vice President, Secretary and Chief Lending Officer of Home Federal. Mr. Eisenbarth joined Home Federal as Vice President, Caldwell Branch Manager in 1978, and has served in his current capacity since November 1993. Prior to joining Home Federal, Mr. Eisenbarth served in various branch and regional management positions with Bank of Idaho and Idaho First National Bank. He is currently active in Leadership Nampa of the Nampa Chamber of Commerce, is on the Board of Directors of the economic development organizations, Caldwell Unlimited, Inc. and the Idaho Community Reinvestment Corp., and is an honorary Board member and past President of Caldwell Night Rodeo.

     Lynn A. Sander is Senior Vice President/Retail Banking of Home Federal. Ms. Sander joined Home Federal in May 2000. Ms. Sander served as Vice President/Sales Management from May 2000 until she was appointed to her current position in July 2001. Prior to that, she was Senior Vice President, Account Manager for Fairmont/Aspen Performance Group, a sales and service consulting company, from June 1999 to May 2000. From 1987 until December
1998, Ms. Sander was employed by KeyBank of Idaho and its affiliate KeyCorp Management Company, where her last position was Vice President/Core Banking Territory Manager. She was Fundraising Chairman of the Idaho Anne Frank
Human Rights Memorial, and currently serves as a member of the Board of Directors of the United Way of Treasure Valley and a member of the Leukemia Cup Committee of the Leukemia Society. Ms. Sander will chair the Treasure Valley United Way Campaign for 2004-2005.

     Denis J. Trom is Senior Vice President/Human Resources of Home Federal.
Mr. Trom joined Home Federal in April 2002. Mr. Trom was previously employed by U.S. Bancorp, Minneapolis, Minnesota from 1978 until 2002. He held various human resource, training and organizational development positions with U.S. Bancorp during his 23 years of employment, most recently serving as Vice President/Senior Regional Human Resources Consulting Manager from 1999 until 2002. Mr. Trom is active in the Society for Human Resource Management, American Society for Training & Development, the Professional Association for Compensation, Benefits and Total Rewards, and church activities.

     Karen Wardwell is Senior Vice President/Operations and Technology of Home Federal. Ms. Wardwell joined Home Federal in August 2001 as Vice President and Director of Internal Audit, a position she held until she was promoted to Director of Retail Operations in 2002 and then to her current position in May 2003. Ms. Wardwell was previously employed by Wells Fargo, formerly First Security Bank, Boise, Idaho, from 1998 until August 2001. She served as Assistant Vice President and Manager of various production groups within the Consumer Loan Service Center. Prior to that, she was employed at West One Bank from 1981 until August 1996. In her 15-year career with West One, she held various positions in operations and information technology. Her last position was Assistant Vice President and Manager in the Consumer Loan Service Center. Ms. Wardwell is in her final year of the BAI Graduate School of Operations and Technology at Vanderbilt University. She is a member of the Leadership Boise program of the Boise Area Chamber of Commerce, and a member of the Scholarship Committee and former Board Treasurer of the Boise Capital Soccer Club.

Employees

     At September 30, 2004, we had 222 full-time employees and 27 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2.  Properties
-------------------
     At September 30, 2004, we had 14 full service banking offices and two loan centers, nine of which are leased. During the year ended September 30, 2004, we received approval from the OTS for the sale of a branch facility located in Jerome, Idaho, which closed on April 2, 2004. At September 30, 2004, the net book value of our investment in premises, equipment and leaseholds was approximately $10.7 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2004 was approximately $600,000.

     The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:

                                          Lease
                            Leased or    Expiration     Square
Location                    Owned         Date          Footage
-------------------------   ---------    ----------     -------
ADMINISTRATIVE OFFICE

500 12th Avenue South
Nampa, Idaho 83651 (1)(2)   Owned          N/A           34,014


BRANCH OFFICES:

Downtown Boise (2)
800 West State Street
Boise, Idaho 83702          Leased       August 2010      3,500

                                               Lease
                                Leased or     Expiration     Square
Location                        Owned          Date          Footage
-----------------------------   ---------     ----------     -------

Parkcenter (2)
871 East Parkcenter Boulevard
Boise, Idaho 83706              Owned            N/A           4,500


Fairview (2)
10443 Fairview Avenue           Building owned
Boise, Idaho 83704              Land leased    June 2070       2,500


Meridian (2)
55 East Franklin Road
Meridian, Idaho 83642           Owned            N/A           4,000


Caldwell (2)
923 Dearborn
Caldwell, Idaho 83605           Owned            N/A           4,500


Mountain Home (2)
400 North 3rd East
Mountain Home, Idaho 83647      Owned            N/A           2,600


Emmett (2)
250 South Washington Avenue
Emmett, Idaho 83617             Owned            N/A           2,600


Boise (3)
8300 West Overland Road
Boise, Idaho 83709              Leased          May 2005         695


Meridian (3)
4051 East Fairview Avenue
Meridian, Idaho 83642           Leased          May 2005         695


Nampa (3)
2100 12th Avenue Road
Nampa, Idaho 83651              Leased          May 2005         695


Caldwell (3)
5108 East Cleveland Boulevard
Caldwell, Idaho 83605           Leased          May 2005         695


Garden City (3)
7319 West State Street
Boise, Idaho 83714              Leased          May 2005         695


Hispanic Cultural Center
315 Stampede Drive
Nampa, Idaho 83687              Leased      October 2005         235

                                               Lease
                                Leased or     Expiration     Square
Location                        Owned          Date          Footage
-----------------------------   ---------     ----------     -------

LOAN OFFICES:

Westgate
7978 Fairview Avenue
Boise, Idaho 83704              Leased          May 2004       2,500


Meridian
111 East 1st Street
Meridian, Idaho 83642           Leased      December 2009      2,600

________
(1)  Includes home branch
(2)  Drive-up ATM available.
(3)  Wal-Mart locations.


     We are currently in the process of constructing a branch in Eagle, Idaho with an estimated completion date of October 2005.

Item 3.  Legal Proceedings
--------------------------

     From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

                             PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
------------------------------------------------------------------------

     The Company's common stock began trading on the Nasdaq National Market under the symbol "HOME" on December 7, 2004. As of December 7, 2004, there were 6,229,504 shares of common stock issued to non-affiliates and approximately 1,854 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. The Company's common stock had no trading history during the years ended September 30, 2004 and 2003.

Dividends

     Dividend payments by the Company are dependent primarily on dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual holding company reorganization. See Item 1, "Business -- How We Are Regulated -- Regulation and Supervision of Home Federal -- Limitations on Dividends and Other Capital Distributions."

Issuer Purchases of Equity Securities

     The Company had no purchases of equity securities during the year ended September 30, 2004.

Item 6.   Selected Financial Data
---------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and
subsidiaries at and for the dates indicated.   The consolidated data is derived
in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.


                                                  At September 30,
                                     ------------------------------------------
                                      2004     2003     2002     2001     2000
                                     ------   ------   ------   ------   ------
FINANCIAL CONDITION DATA:                          (in thousands)

Total assets                       $743,867 $450,196 $416,543 $382,504 $325,922
Investment securities, available
 for sale, at fair value                871    5,440    2,507    8,266    1,395
Mortgage-backed securities, held
 to maturity                         96,595   24,425   44,325   36,630   46,129
Loans receivable, net               392,634  372,629  318,297  289,385  243,122
Loans held for sale                   3,577    5,066   12,722    9,367    4,781

Total deposit accounts              343,087  301,273  279,772  266,316  232,747

Federal Home Loan
 Bank Advances                      122,797   96,527   91,008   73,394   54,498
Equity capital                       45,097   40,399   34,961   32,866   31,058


                                              Year Ended September 30,
                                     ------------------------------------------
                                      2004     2003     2002     2001     2000
                                     ------   ------   ------   ------   ------
OPERATING DATA:                                    (in thousands)

Interest and dividend income        $27,512  $26,896  $26,904  $26,514  $22,438
Interest expense                      9,650    9,705   11,465   14,480   11,023
                                     ------   ------   ------   ------   ------
Net interest income                  17,862   17,191   15,439   12,034   11,415
Provision for loan losses               900      615      277      748      600
                                     ------   ------   ------   ------   ------
Net interest income after
 provision for loan losses           16,962   16,576   15,162   11,286   10,815

Noninterest income                    8,982   11,188    5,767    6,319    6,243
Noninterest expense                  18,576   18,885   17,178   14,594   10,641
                                     ------   ------   ------   ------   ------
Income before income taxes            7,368    8,879    3,751    3,011    6,417
Income tax expense                    2,684    3,423    1,644    1,223    2,085
                                     ------   ------   ------   ------   ------
Net income                          $ 4,684  $ 5,456  $ 2,107  $ 1,788  $ 4,332
                                     ======   ======   ======   ======   ======

                                                  At September 30,
                                     ------------------------------------------
                                      2004     2003     2002     2001     2000
                                     ------   ------   ------   ------   ------
OTHER DATA:
Number of:
  Real estate loans outstanding       3,081    3,053    2,565    2,360    2,210
  Deposit accounts                   75,565   72,327   70,183   64,801   56,130
  Full-service offices                   14       14       14       15       13

                                             At or For the Year Ended
                                                   September 30,
                                     ------------------------------------------
                                      2004     2003     2002     2001     2000
                                     ------   ------   ------   ------   ------
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on assets (1)                  0.93%    1.23%    0.53%    0.50%    1.45%
Return on equity (2)                 10.47    13.39     6.03     5.44    14.99
Equity-to-assets ratio (3)            8.86     9.17     8.74     9.20     9.68
Interest rate spread (4)              3.55     3.93     3.98     3.29     3.70
Net interest margin (5)               3.84     4.19     4.23     3.69     4.15
Efficiency ratio (6)                 69.20    66.55    81.01    79.52    60.26
Average interest-earning assets
 to average interest-bearing
 liabilities                        113.62   110.96   107.83   108.84   111.13
Noninterest expense as a
 percent of average total assets      3.68     4.25     4.29     4.09     3.56

Capital Ratios:
Tier 1 (core) capital
 (to risk-weighted assets)            6.01     8.89     8.50     8.60     9.49
Total risk-based capital
 (to risk-weighted assets)           12.76    14.18    13.79    14.46    16.35
Tier 1 risk-based capital
 (to risk-weighted assets)           12.05    13.56    13.27    13.85    15.75

Asset Quality Ratios:
Nonaccrual and 90 days or
 more past due loans as a
 percent of total loans               0.16     0.04     0.14     1.22     0.36
Nonperforming assets as a
 percent of total assets              0.10     0.03     0.17     0.97     0.28
Allowance for losses as a percent
 of gross loans receivable            0.67     0.49     0.41     0.47     0.45
Allowance for losses as a percent
 of nonperforming loans             432.30  1393.23   295.94    39.12   127.14
Net charge-offs to average
 outstanding loans                    0.03     0.04     0.10     0.16     0.04

________
(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Average equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Noninterest expense divided by total noninterest income and net interest income before provision for loan loss.

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations
-------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

A Warning about Forward-Looking Statements

     This annual report contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include:

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

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Recent Developments

     Home Federal Bancorp was organized as a federally chartered stock corporation at the direction of the Association in connection with its Reorganization. The Reorganization was completed on December 6, 2004. In connection with the Reorganization, the Association converted to a federally chartered stock savings bank and changed its corporate title to "Home Federal Bank" ("Home Federal" or the "Bank"). As of September 30, 2004, the Association had not completed its reorganization into holding company form, and accordingly, the Company had not issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature for the year ended September 30, 2004. Based upon the foregoing, Management's Discussion and Analysis of Financial Condition as filed as a part of this annual report is that of the Association and its wholly-owned subsidiary, Idaho Home Service Corporation.

General

     Our results of operations depend primarily on revenue generated as a result of our net interest income and noninterest income. Net interest income is the difference between the interest income we earn on our interest-earning assets (consisting primarily of loans and investment securities) and the interest we pay on our interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings).

     Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, loan servicing fees, and investment and mortgage servicing income. Our results of operations are also affected by our provisions for loan losses and other expenses.

     Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, advertising, postage and supplies, professional services and, when applicable, deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and costs of utilities.

     Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

     Our strategy is to operate as an independent community-based financial institution dedicated to serving the needs of customers and the local community. We focus on providing exceptional service and quality products and services, as well as convenient access to generate a high level of customer satisfaction.
Our principal business consists of attracting retail deposits from the general public which we invest primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate multi-family loans, commercial real estate loans and a variety of consumer loans. We intend to continue implementing this strategy while pursuing further loan portfolio diversification, with an emphasis on credit risk management. Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. As part of this commitment, we will continue the course established over the past few years of increasing commercial real estate lending and consumer lending with a particular emphasis on home equity loans. Our goal is to grow Home Federal while providing exceptional and effective services to customers and the local community.

Operating Strategy

     Our mission is to operate and grow a profitable community-oriented financial institution serving individuals and commercial real estate customers in our market area. We plan to achieve this by executing our strategy of:

 * maintaining favorable asset quality reflected primarily by a low level of non-performing assets, low charge-offs and adequacy of loan loss reserves;

 * seeking to improve net interest margin through a combination of reduced funding costs and improved pricing relative to asset risk;

 * analyzing profitability of products and business lines and allocating resources to those areas offering the greatest potential for future profits;

 * expanding the number of households we serve through internal expansion of the branch network and possibleselective acquisitions of financial service providers in existing or surrounding markets;

 * pursuing further loan portfolio diversification, with an emphasis on credit risk management;

 * continuing an internal management culture which is driven by a focus on profitability, productivity and accountability for results and which responds proactively to the challenge of change;

 * providing our staff members with the knowledge and skills necessary to perform their job functions and develop their career potential;

 * enhancing the perception of Home Federal with both the retail and commercial banking public as the bank of choice;

 * maintaining a sales and service culture based on an understanding of the customer's needs and reflecting our commitment to excellence;

 * reducing future reliance on net interest income by creating additional sources of fee income from products and services we offer; and

 * utilizing technology to gain efficiencies in processing customer information, to provide a competitive tool to assist the sales process and to allow the efficient integration of acquired businesses.

     Maintaining favorable asset quality reflected primarily by a low level of non-performing assets, low charge-offs and adequacy of loan loss reserves. We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards we believe are conservative. At September 30, 2004, our nonaccrual and 90 days or more past due loans as a percentage of loans receivable was only 0.16%. Although we intend to increase our multi-family and commercial real estate lending after the stock offering, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

     Seeking to improve net interest margin through a combination of reduced funding costs and improved pricing relative to asset risk. We intend to manage our net interest income and net interest margin in order to ensure that the balance sheet reflects an optimum mix of assets and liabilities that result in the maximization of the net interest income and net portfolio value within the limits of acceptable credit risk. On the asset side of the balance sheet, we intend to originate residential and commercial real estate and consumer loans in our local area. In addition, we may purchase mortgage-backed securities when loan origination levels are not adequate to fund necessary asset growth. We will fund asset growth with deposits and borrowings that have pricing and cash flow characteristics that are similar to the asset side of the balance sheet.

     Analyzing profitability of products and business lines and allocating resources to those areas offering the greatest potential for future profits. We have implemented comprehensive cost accounting and customer information systems to provide the data necessary to build effective product and customer profitability reporting for all of our lines of business. We intend to use this profitability data as we build business plans to support the expansion of current lines of business and in the implementation of new products and services.

     Expanding the number of households we serve through internal expansion of the branch network and possible selective acquisitions of financial service providers in existing or surrounding markets. We continually monitor the growth in our four-county market area and work closely with commercial real estate experts to target sites for future branch locations. We currently are planning to open a branch in Eagle, Idaho, a suburb of Boise. The property has been purchased and construction is planned for mid-2005. We placed a temporary office on the site in October 2004. Our long-term strategy is to build one branch per year if appropriate sites can be identified and obtained. As a result of the reorganization and stock offering, we will also actively search for appropriate acquisitions to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets.

     Pursuing further loan portfolio diversification, with an emphasis on credit risk management. We have developed an excellent team of lenders across our market area who focus on realtor and builder relationships as well as direct marketing to individual buyers. We anticipate expanding the real estate markets in Ada and Canyon Counties and we are well positioned to increase our market share in these areas. We continue to increase our presence in the small- to mid-size commercial real estate market as a result of the strength of our products and the quality of our service.

     Continuing an internal management culture which is driven by a focus on profitability, productivity and accountability for results and which responds proactively to the challenge of change. The primary method for reinforcing our culture is the comprehensive application of our "Pay for Performance" total compensation program. Every employee at Home Federal has clearly defined accountabilities and performance standards that tie directly or indirectly to the profitability of Home Federal. All incentive compensation is based on specific profitability measures or sales volume goals. This approach encourages all employees to focus on the profitability of Home Federal and has created an environment that embraces new products, services and delivery systems.

     Providing our staff members with the knowledge and skills necessary to perform their job functions and develop their career potential. We understand the relationship between effective training and employee satisfaction.
Although we have always provided appropriate technical training, we have expanded our focus to include comprehensive supervisory and leadership training. Our goal is to provide development opportunities for every employee who wants to grow with Home Federal and to fill future leadership positions with qualified internal candidates whenever possible.

     Enhancing the perception of Home Federal with both the retail and commercial banking public as the bank of choice. We have a long tradition of focusing on the needs of consumers in the communities we serve and a strong reputation as an active corporate citizen. We deliver personalized service and respond with flexibility to customer needs. We believe our community orientation is attractive to our customers and distinguishes us from the large national banks that operate in our market area. We fully intend to maintain this community focus as we grow.

     Maintaining a sales and service culture based on an understanding of the customer's needs and reflecting our commitment to excellence. We use a sophisticated, professional approach to measuring and continually improving our sales and service culture. Our primary tool is a well-developed sales and service training curriculum focused on identifying and meeting customer needs and supported by an intensive coaching program. We assess our employees' level of sales and service skills on an annual basis using a trainer to approach the employee as a customer. These annual assessments are used to identify specific training opportunities and to set sales and service improvement goals for the following year.

     Reducing future reliance on net interest income by creating additional sources of fee income from products and services we offer. We have created cross-functional teams who continually monitor the market for new product and service opportunities on both the asset and liability sides of the business. We intend to broaden the scope of these teams to actively seek new sources of fee income and non-interest revenue, build business plans to support these sources, and implement the plans to generate increased income.

     Utilizing technology to gain efficiencies in processing customer information, to provide a competitive tool to assist the sales process and to allow the efficient integration of acquired businesses. We focus on developing and acquiring the appropriate in-house expertise to manage and leverage our technology investments to meet the needs of a rapidly changing organization. We intend to continue to manage our technology resources internally in order to remain more flexible and responsive than our competition to new opportunities in the market.

Critical Accounting Policies

     We use estimates and assumptions in our financial statements in accordance with generally accepted accounting principles. Material or critical estimates that are susceptible to significant change include the determination of the allowance for loan losses and the associated provision for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management's and our tax advisor's understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditors on an annual basis and by our regulators when they examine Home Federal.

     Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and
probable losses inherent in the loan portfolio.   Our Asset Liability Management
Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

     We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

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

     The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.

     The general allowance element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is inherent within the portfolio but has not been realized. Borrowers are impacted by events well in advance of a lender's knowledge that may ultimately result in a loan default and eventual loss. Examples of such loss-causing events in the case of consumer or one- to four-family residential loans would be a borrower job loss, divorce or medical crisis. Examples in commercial or construction loans may be the loss of customers due to competition or changes in the economy. General allowances for each major loan type are determined by applying to the associated loan balance loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality.

     The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

     Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, we perform an independent valuation review of mortgage servicing rights for potential declines in value. Based on the significance of any changes in assumptions since the preceding independent appraisal, this valuation may include an independent appraisal of the fair value of our servicing portfolio. This quarterly valuation review entails applying current assumptions to the portfolio stratified by predominant risk characteristics such as loan type, interest rate and loan term.

     Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale.
The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the FHLB. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions which may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at September 30, 2004 and September 30, 2003

     General. Our total assets increased $293.7 million, or 65.2%, to $743.9 million at September 30, 2004 compared to $450.2 million at September 30, 2003. The asset growth resulted mainly from the receipt of $220.8 million of refundable stock subscription orders related to the plan of reorganization and stock offering. Excluding the receipt of subscription orders, assets increased $72.9 million or 16.1% with the purchases of mortgage-backed securities of $72.2 million accounting for the majority of the growth in assets. This growth was funded by $41.8 million in increased deposits, $26.3 million in borrowings from the FHLB of Seattle and $4.7 million in net income.

     We use asset and liability duration measures as a component of interest rate risk measurement. As described above, duration measures cash flows that are generated from investments, loans or deposits by weighting the present value of the cash flows according to the periods of time when the cash flows are received with the result being an average date when the cash flows are received or paid. During the year ended September 30, 2004, total asset duration decreased 16.6 months to 26.2 months, and liability duration decreased 8.4 months to 19.1 months for a net duration gap of 7.1 months, down 8.2 months from September 30, 2003.

     Assets. Total assets increased $293.7 million during the year ended September 30, 2004. The increase was primarily concentrated in the following interest-earning asset categories:


                                            Increase/
                        Balance at        (Decrease) from       Percentage
                      September 30, 2004 September 30, 2003 Increase/(Decrease)
                      ------------------ ------------------ ------------------
                                      (dollars in thousands)
Cash and amounts due from
 depository institutions   $215,663          $204,545             1,839.8%
Securities available for
 sale, at fair value            871            (4,569)              (84.0)
Mortgage-backed securities,
 held to maturity            96,595            72,170               295.5
Loans receivable, net       392,634            20,005                 5.4
Loans held for sale (1)       3,577            (1,489)              (29.4)
Properties and equipment,
 net                         10,967             1,209                12.4

________
(1) Loans held for sale includes one- to four-family residential loans that have been sold into the secondary market awaiting delivery to the purchaser.

     Cash and amounts due from depository institutions increased $204.5 million primarily as a result of the receipt of refundable stock subscriptions related to the plan of reorganization and stock offering.

     During the year ended September 30, 2004, we purchased Fannie Mae and Freddie Mac mortgage-backed securities in order to leverage the balance sheet and achieve the desired level of total interest-earning assets. Mortgage-backed securities have payment characteristics that are similar to those of residential loans. The net increase of $72.2 million represented 99.3% of total asset growth excluding subscription orders. Loans receivable, net increased $20.0 million from loans originated in our local area.

     During the year ended September 30, 2004, properties and equipment, net increased $1.2 million net of accumulated depreciation. This increase is primarily due to the cost incurred for the construction of our new Caldwell branch, a remodel of the Nampa branch and the initial construction cost of the new Eagle branch of $494,000, $858,000 and $732,000, respectively. The remaining change in properties and equipment was the result of $1.7 million depreciation expense.

     As part of our ongoing business activities, we remodel existing facilities, build new branches, improve technology and improve our infrastructure in order to provide the best possible customer service. As a result of these activities, we will from time to time enter into contracts committing to asset purchases and construction projects. At September 30, 2004, we entered into contracts related to the construction of the new branch in Eagle, Idaho.

     Deposits. During the year ended September 30, 2004, deposits increased $41.8 million. The following table details the sources of that growth:

                                            Increase/
                        Balance at        (Decrease) from
                      September 30, 2004 September 30, 2003 Percentage Increase
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)

Savings deposits           $25,453             $1,030            4.2%
Demand deposits            153,409             21,631            16.4
Certificates of deposit    164,225             19,153            13.2
                          --------            -------           ------
Total deposit accounts    $343,087            $41,814            13.9%


     Demand deposits increased $21.6 million during the year ended September 30, 2004, and accounted for 51.7% of the $41.8 million in total deposit growth. Noninterest-bearing demand deposits grew $2.9 million and interest-bearing demand deposits grew $18.7 million. Certificates of deposit grew $19.2 million during the year ended September 30, 2004.

     Borrowings. We use borrowings from the FHLB of Seattle as an alternative funding source to deposits to manage funding costs and reduce interest rate risk and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income. The FHLB of Seattle provides term borrowings at competitive interest rates and terms ranging from overnight to 30 years. Total borrowings at September 30, 2004 were $122.8 million, an increase of $26.3 million, or 27.2%, from September 30, 2003.

     Equity. Total equity increased $4.7 million, or 11.6%, to $45.1 million at September 30, 2004 from $40.4 million at September 30, 2003. The source of increase in our equity was $4.7 million from net income for the year ended
September 30, 2004.   Our Tier 1 capital ratio was 6.0% and our total risk-based capital ratio was 12.8% at September 30, 2004.

Comparison of Operating Results for the Years Ended September 30, 2004 and September 30, 2003

     General. Net income for the year ended September 30, 2004 was $4.7 million, a $772,000, or 14.1% decrease from the prior year. The two primary factors that contributed to the decrease in net income were:

 *    an increase of $671,000 in net interest income; and

 *    an decrease of $2.2 million in noninterest income.

     Noninterest expense decreased $309,000 and income tax expense decreased $739,000 during the year ended September 30, 2004 compared to the prior year, partially offsetting the decrease in noninterest income.

     Net Interest Income. Net interest income for the year ended September 30, 2004 was $17.9 million, a $671,000 increase from the prior year. Total interest and dividend income increased $616,000 while total interest expense decreased $55,000. Interest rates declined during the year ended September 30, 2004. As a result of these historically low interest rates, increased loan prepayment rates and decreased asset reinvestment rates limited opportunities for increased yields on our assets.

     Interest and Dividend Income.   Total interest and dividend income
increased $616,000 for the year ended September 30, 2004. The following table compares detailed average earning asset balances, associated yields and resulting change in interest and dividend income for the years ended September 30, 2004 and 2003:

                                            Year Ended September 30,
                               ------------------------------------------------
                                      2004             2003        Increase/
                               ----------------  ---------------- (Decrease) in
                                                                   Interest and
                                                                    Dividend
                                Average           Average           Income from
                                Balance   Yield   Balance   Yield     2003
                               ---------  -----  ---------  -----   -----------
                                         (dollars in thousands)
Loans receivable, net           $382,947  6.21%   $352,124  6.81%      $(211)
Loans held for sale                2,910  5.79       3,721  5.99         (55)
Investment securities available for
 sale, including interest-bearing
 deposits in other banks          14,690  1.77      14,842  2.03         (42)
Mortgage-backed securities,
 held to maturity                 58,076  5.23      33,893  6.02         998
Federal Home Loan Bank stock       6,761  4.11       5,841  6.03         (74)
                               ---------  -----  ---------  -----   -----------
Total interest-earning assets   $465,384  5.91%   $410,421  6.55%       $616
                               =========  =====  =========  =====   ===========

     Low interest rates and high loan volumes from refinanced mortgage loans resulted in a 60 basis point decline in yield on our loans receivable portfolio and a 20 basis point decline in yield on our loans held for sale for the year ended September 30, 2004. However, as a result of a $30.0 million increase in the total average outstanding balances of both our loan portfolio and loans held for sale during the same time period, the combined interest income received decreased only $266,000. Rapid prepayments received on higher coupon mortgage-backed securities, and decreased reinvestment rates for purchased mortgage-backed securities resulted in a 79 basis point reduction in the yield on mortgage-backed securities. The reduction in yield combined with the $24.2 million increase in the average balance outstanding in mortgage-backed securities portfolio resulted in a $998,000 increase in related interest income for securities. During the year ended September 30, 2004, we decreased our average investment securities available for sale portfolio by $152,000, which resulted in a net decrease of $42,000 in related interest income.

     Interest Expense. Total interest expense for the year ended September 30, 2004 was $9.7 million, a decrease of $55,000 from the prior fiscal year. The following table details average balances, cost of funds and resulting change in interest expense for the years ended September 30, 2004 and 2003:

                                            Year Ended September 30,
                               ------------------------------------------------
                                      2004             2003          Increase/
                               ----------------  ---------------- (Decrease) in
                                                                     Interest
                                                                     Expense
                                Average           Average             from
                                Balance   Cost    Balance   Cost      2003
                               ---------  -----  ---------  -----   -----------
                                          (dollars in thousands)
Savings deposits                $ 24,431  0.25%   $ 24,354  0.43%       $(44)
Interest-bearing demand deposits  83,364  0.27      70,956  0.27          34
Money market accounts             33,319  0.70      33,159  0.73         (10)
Certificates of deposit          153,280  2.89     139,254  3.26        (105)
Federal Home Loan Bank advances  115,197  4.08     102,173  4.53          70
Total interest-bearing         ---------  -----  ---------  -----   -----------
 liabilities                    $409,591  2.36%   $369,896  2.62%       $(55)
                               =========  =====  =========  =====   ===========

     The total cost of funds for total interest-bearing liabilities at September 30, 2004 decreased 26 basis points from the year ended September 30, 2003. Historically low interest rates allowed us to fund balance sheet growth with a $39.7 million increase in the average balance of interest-bearing liabilities at a $55,000 decrease in interest expense.

     Provision for Loan Losses. The provision for loan losses increased $285,000, or 46.3%, to $900,000 for the year ended September 30, 2004. The allowance for loan losses as a percentage of total loans outstanding increased 18 basis points to 0.67% at September 30, 2004. The following table details activity and information related to the allowance for loan losses for the years ended September 30, 2004 and 2003:

                                                       At or For the Year
                                                       Ended September 30,
                                                       ------------------
                                                        2004        2003
                                                       ------      ------
                                                     (dollars in thousands)
Provisions for loan losses                               $900        $615
Net charge-offs                                           116         147
Allowance for loan losses                               2,637       1,853
Allowance for loan losses as a percentage
 of total loans outstanding at the end
 of period                                               0.67%       0.49%
Allowance for loan losses as a percentage of
 nonperforming loans at end of period                  432.30%   1,393.23%
Total nonaccrual and 90 days or more past due loans       610         133
Nonaccrual and 90 days or more past due loans
 as a percentage of loans receivable                     0.16%       0.04%
Loans receivable, net                                $392,634    $372,629
Total loans originated                                190,376     361,666

     The decrease in net charge-offs and nonaccrual and 90 days past due loans from September 30, 2003 to September 30, 2004 resulted from the completion of our work out of loan quality issues which began in 2000. During fiscal 2001, 2002 and 2003, we worked through the collection process on several one- to four-family residential construction loans and a large single-family residential loan resulting in total charge-offs of approximately $900,000. We increased our provision for loan losses for the year ended September 30, 2004 compared to the prior year in connection with the unseasoned nature of our loan portfolio that resulted from a record volume of refinanced mortgage loans. Total loan originations were $190.4 million and $361.7 million during the years ended September 30, 2004 and 2003, respectively. In management's judgment, this resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to Home Federal. In addition, during the fiscal year ended September 30, 2004, management revised the estimated loss ratios of several loan categories to better reflect Home Federal's loss history. Industry or peer loss rates were used if Home Federal did not have a meaningful history of losses. As a result, management increased the general allowance to allow for the additional inherent risk of the loan portfolio.

     Noninterest Income. Noninterest income decreased $2.2 million, or 19.7%, during the year ended September 30, 2004 from the prior year. The following table provides a detailed analysis of the changes in components of noninterest income:

                                            Increase/
                        Year Ended        (Decrease) from
                      September 30, 2004 September 30, 2003 Percentage Increase
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Service fees and charges      $8,072             $(48)             (0.6)%
Gain on sale of loans            375             (669)            (64.1)
Increase in cash surrender
 value of life insurance         493             (108)            (18.0)
Mortgage servicing rights, net    22           (1,348)            (98.4)
Other                             20              (33)            (62.3)
                         --------------- ------------------ -------------------
Total noninterest income      $8,982          $(2,206)            (19.7)%
                         =============== ================== ===================

     Service fees and charges decreased by $48,000 during the year ended September 30, 2004 compared to fiscal 2003.

     Gain on sale of loans decreased $669,000 in fiscal 2004 as a result of a $93.9 million decrease in loans sold on the secondary market. Residential loan sales for fiscal 2004 amounted to $67.6 million, compared to $164.3 million for fiscal 2003.

     Noninterest Expense. Noninterest expense decreased $309,000 during the year ended September 30, 2004 from the prior fiscal year. The following table provides a detailed breakdown of the components of noninterest expense for fiscal 2004 and the increases or decreases from the prior year:

                                            Increase/
                        Year Ended        (Decrease) from   Percentage Increase/
                      September 30, 2004 September 30, 2003     (Decrease)
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Compensation and benefits      $10,553             $(427)            (3.9)%
Occupancy and equipment          2,778              (131)            (4.5)
Data processing                  1,549               183             13.4
Advertising                      1,060              (196)           (15.6)
Other                            2,636               262             11.0
                           ------------- ------------------ -------------------
Total noninterest expense      $18,576             $(309)            (1.6)%
                           ============= ================== ===================

     Compensation and benefits decreased $427,000 for the year ended September 30, 2004 compared to the prior year. Sales commissions paid to our mortgage loan officers and originators decreased $360,000 due to a decrease of $175.2 million in total real estate loan originations.

     Data processing expense increased $183,000 primarily due to increased expenses for computer software maintenance of $14,000 and internet banking of $189,000.

     Other expenses increased $262,000 for the year ended September 30, 2004 from the prior year. Insurance and Property taxes increased $64,000. Professional services, also included in other expenses, increased $31,000 primarily as a result of increased audit fees of $13,000. Consulting fees increased $44,000 primarily due to costs related to the marketing of our health savings account program.

     Income Tax Expense. Income tax expense decreased $739,000 during the year ended September 30, 2004 compared to fiscal 2003. Income tax expense decreased primarily as a result of a $1.5 million decrease in net income before tax. Income recognized from the increase in the cash surrender value of bank owned life insurance is not generally subject to income tax. This reduced income tax expense by $168,000 for the year ended September 30, 2004 and $243,000 for the year ended September 30, 2003. The effective income tax rate is 34.0% for federal and 7.6% for the State of Idaho.

Comparison of Financial Condition at September 30, 2003 and September 30, 2002

     General. Total assets increased $33.7 million, or 8.1%, during the year ended September 30, 2003. Record mortgage loan originations, brought on by record low interest rates, provided a $54.3 million increase in loans receivable, net. Asset growth was funded by an increase of $21.5 million in deposits and $5.5 million in borrowings from the FHLB of Seattle. From an asset and liability perspective, total asset duration increased 10.5 months to 42.8 months, and liability duration increased 11.5 months to 27.5 months for a net duration gap of 15.3 months, down 1.0 month from September 30, 2002.

     Assets. Asset growth was primarily concentrated in the following interest-earning asset categories:

                                            Increase/
                        Balance at        (Decrease) from       Percentage
                      September 30, 2003 September 30, 2002 Increase/(Decrease)
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Securities available for
 sale, at fair value          $  5,440           $  2,933           117.0%
Mortgage-backed securities,
 held to maturity               24,425            (19,900)          (44.9)
Loans receivable, net of
 allowance for loan losses     372,629             54,332            17.1
Loans held for sale              5,066             (7,656)          (60.2)
Mortgage servicing rights, net   3,130              1,370            77.8


     During the year ended September 30, 2003, we originated $289.2 million in one- to four-family mortgage loans. We sold $164.3 million in the secondary market and $143.3 million in principal was received from loan amortizations. We also originated $21.2 million in commercial real estate and multi-family mortgages, $32.9 million in real estate construction loans, $17.2 million in consumer loans and $1.2 million in commercial/business loans. The mortgage-backed securities portfolio decreased $19.9 million as we concentrated on residential mortgage growth.

     The value of mortgage servicing rights increased $1.4 million as a result of the record sales of residential mortgage loans in the secondary market. We service residential mortgage loans for Freddie Mac, Fannie Mae and the FHLB of Seattle. The principal balance of the loans we service for others increased $39.9 million, or 19.4%, to $246.0 million at September 30, 2003.

     Deposits. During the year ended September 30, 2003, deposits increased $21.5 million, which is detailed in the following table:


                        Balance at         Increase from
                      September 30, 2003 September 30, 2002 Percentage Increase
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Savings deposits             $  24,423           $  1,216            5.2%
Demand deposits                131,778              5,440            4.3
Certificates of deposit        145,072             14,845           11.4
                           ------------- ------------------ -------------------
Total deposit accounts        $301,273            $21,501            7.7%
                           ============= ================== ===================

     The majority of certificate account growth resulted from offering of the "Escalator CD," a four-year step-rate certificate of deposit with predetermined step-up rates and the customer option of a one-time penalty-free withdrawal at each six month interval until maturity. These accounts contributed $12.2 million to the $14.8 million increase in certificate accounts. Checking account growth consisted of $3.7 million in interest-bearing checking and $3.4 million in medical savings accounts, offset by a decline of $3.4 million in money market accounts.

     Borrowings. During the year ended September 30, 2003, $30.1 million in FHLB of Seattle borrowings matured and we borrowed $35.6 million in additional FHLB of Seattle advances which resulted in a net increase in borrowings of $5.5 million, or 6.1%. We took advantage of the historically low interest rate environment and borrowed funds with longer terms to maturity, increasing the duration of total borrowings from 17.3 months at September 30, 2002 to 51.4 months at September 30, 2003. In addition to extending the duration, our cost of funds decreased 21 basis points to 4.53% at the end of the fiscal year. The borrowings were used to fund a portion of the $54.3 million growth in our loans receivable, net with durations that more closely match the terms of the loans.

     Equity. Equity increased $5.4 million from net income for the year ended September 30, 2003 offset by a small decrease related to the change in the market value of available-for-sale securities. Our Tier 1 (core) and total risk-based capital (to risk-weighted assets) ratios were 8.9% and 13.6%, respectively, at September 30, 2003.

Comparison of Operating Results for the Years Ended September 30, 2003 and September 30, 2002

     General. Net income for the year ended September 30, 2003 was $5.5 million, a $3.3 million or 158.9% increase from the prior year. The two primary factors that contributed to the increase in net income were:

 *    an increase of $1.8 million in net interest income; and

 *    an increase of $5.4 million in noninterest income.

     Noninterest expense increased $1.7 million and income tax expense increased $1.8 million during the year ended September 30, 2003 compared to the prior year, partially offsetting the gains in net interest and noninterest income.

     Net Interest Income. Net interest income for the year ended September 30, 2003 was $17.2 million, a $1.8 million increase from the prior year. Total interest and dividend income remained level with the prior year while total interest expense decreased $1.8 million. Interest rates declined during the year ended September 30, 2003. During this period, our balance sheet was liability sensitive so the decline in interest rates resulted in a more rapid repricing of our liabilities as compared to the asset side of the balance sheet. Therefore, in a declining rate environment as we experienced during the year ended September 30, 2003, interest expense declined more rapidly than interest income. As a result of these record low interest rates, increased loan prepayment rates and decreased asset reinvestment rates limited opportunities for increased yields on our assets. The same factors contributed to the significant decline in total interest expense.

     Interest and Dividend Income.   Total interest and dividend income for the
year ended September 30, 2003 remained largely unchanged from the previous year. The following table compares detailed average earning asset balances, associated yields and resulting change in interest and dividend income for the years ended September 30, 2003 and 2002:

                                            Year Ended September 30,
                               ------------------------------------------------
                                      2003             2002         Increase/
                               ----------------  ---------------- (Decrease) in
                                                                    Interest and
                                                                    Dividend
                                Average           Average           Income from
                                Balance   Yield   Balance   Yield      2002
                               ---------  -----  ---------  -----   -----------
                                         (dollars in thousands)
Loans receivable, net           $352,124  6.81%   $301,507  7.66%      $869
Loans held for sale                3,721  5.99      11,045  6.32       (475)
Investment securities available
 for sale, including interest-
 bearing deposits in other banks  14,842  2.03       6,137  3.18        107
Mortgage-backed securities, held
 to maturity                      33,893  6.02      41,690  6.28       (577)
Federal Home Loan Bank stock       5,841  6.03       4,634  6.13         68
                               ---------  -----  ---------  -----   -----------
Total interest-earning assets   $410,421  6.55%   $365,013  7.37%    $   (8)
                               =========  =====  =========  =====   ===========

     Record low interest rates and high loan volumes from refinanced mortgage loans resulted in an 85 basis point decline in yield on our loans receivable portfolio and a 33 basis point decline in yield on our loans held for sale for the year ended September 30, 2003. However, as a result of a $43.3 million increase in the total average outstanding balances of both our loan portfolio and loans held for sale during the same time period, the combined interest income received increased by $394,000. Rapid prepayments received on higher coupon mortgage-backed securities, and decreased reinvestment rates for purchased mortgage-backed securities resulted in a 26 basis point reduction in the yield on mortgage-backed securities. The reduction in yield combined with the $7.8 million decrease in the average balance outstanding in mortgage-backed securities portfolio resulted in a $577,000 decrease in related interest income for securities. During the year ended September 30, 2003, we increased our average investment securities available for sale portfolio by $8.7 million, which resulted in a net increase of $107,000 in related interest income.

     Interest Expense. Total interest expense for the year ended September 30, 2003 was $9.7 million, a decrease of $1.8 million from the prior fiscal year. The following table details average balances, cost of funds and resulting change in interest expense for the years ended September 30, 2003 and 2002:

                                            Year Ended September 30,
                               ------------------------------------------------
                                      2003             2002          Increase/
                               ----------------  ---------------- (Decrease) in
                                                                     Interest
                                                                     Expense
                                Average           Average             from
                                Balance   Cost    Balance   Cost      2002
                               ---------  -----  ---------  -----   -----------
                                          (dollars in thousands)
Savings deposits               $  24,354  0.43%  $  22,633  0.87%    $    (94)
Interest-bearing demand deposits  70,956  0.27      62,773  0.87         (353)
Money market accounts             33,159  0.73      36,963  1.86         (444)
Certificates of deposit          139,254  3.26     129,556  4.31       (1,046)
Federal Home Loan Bank advances  102,173  4.53      86,577  5.14          177

Total interest-bearing         ---------  -----  ---------  -----   -----------
 liabilities                   $ 369,896  2.62%  $ 338,502  3.39%    $ (1,760)
                               =========  =====  =========  =====   ===========

     The total cost of funds for total interest-bearing liabilities at September 30, 2003 decreased 77 basis points from the year ended September 30, 2002. Historically low interest rates allowed us to fund balance sheet growth with a $31.4 million increase in the average balance of interest-bearing liabilities at a $1.8 million decrease in interest expense.

     Provision for Loan Losses. The provision for loan losses increased $338,000, or 122.0%, to $615,000 for the year ended September 30, 2003. The allowance for loan losses as a percentage of total loans outstanding increased eight basis points to 0.49% at September 30, 2003. The following table details activity and information related to the allowance for loan losses for the years ended September 30, 2003 and 2002:



                                                         At or For the Year
                                                         Ended September 30,
                                                         ------------------
                                                          2003        2002
                                                         ------      ------
                                                       (dollars in thousands)
Provisions for loan losses                              $   615     $   277
Net charge-offs                                             147         323
Allowance for loan losses                                 1,853       1,385
Allowance for loan losses as a percentage of total
 loans outstanding at the end of period                    0.49%       0.41%
Allowance for loan losses as a percentage of
 nonperforming loans at end of period                  1,393.23%     295.94%
Total nonaccrual and 90 days or more past due loans         133         468
Nonaccrual and 90 days or more past due loans
 as a percentage of loans receivable                       0.04%       0.14%
Loans receivable, net                                   372,629     318,297
Total loans originated                                 $361,666    $234,547


     The decrease in net charge-offs and nonaccrual and 90 days past due loans from September 30, 2002 to September 30, 2003 resulted from the completion of our work out of loan quality issues which began in 2000. During fiscal 2001, 2002 and 2003, we worked through the collection process on several one- to four-family residential construction loans and a large single-family residential loan resulting in total charge-offs of approximately $900,000. We increased our provision for loan losses for the year ended September 30, 2003 compared to the prior year in connection with the unseasoned nature of our loan portfolio that resulted from a record volume of refinanced mortgage loans. Total loan originations were $361.7 million and $234.5 million during the years ended September 30, 2003 and 2002, respectively. In management's judgment, this resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to Home Federal. As a result, management increased the general allowance to allow for the additional inherent risk of the loan portfolio.

     Noninterest Income. Noninterest income increased $5.4 million, or 94.0%, during the year ended September 30, 2003 from the prior year. The following table provides a detailed analysis of the changes in components of noninterest income:

                        Year Ended         Increase from
                      September 30, 2003 September 30, 2002 Percentage Increase
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Service fees and charges     $  8,120            $  2,155          36.1%
Gain on sale of loans           1,044                 368          54.4
Increase in cash surrender
 value of life insurance          601                 185          44.5
Mortgage servicing rights, net  1,370               2,417         230.9
Other                              53                 296         121.8
                           ------------- ------------------ -------------------
Total noninterest income     $ 11,188            $  5,421          94.0%
                           ============= ================== ===================

     Mortgage servicing rights, net increased $2.4 million as a result of a 77.1% increase in residential mortgage loan sales on the secondary market and a $1.5 million impairment of the mortgage servicing rights for the year ended

September 30, 2002. An impairment is recorded when the market value of the mortgage servicing asset is reduced as a result of market conditions. In general, during periods of falling interest rates, mortgage loans prepay rapidly and the value of mortgage servicing assets declines. We contracted with an outside appraisal firm in order to establish the market value for our mortgage servicing rights for fiscal years 2002 and 2003.

     Service fees and charges increased by $2.2 million during the year ended September 30, 2003 compared to fiscal 2002. The increase resulted mainly from $915,000 in increased debit card fees and $814,000 in increased checking account fees.

     Gain on sale of loans increased $368,000 in fiscal 2003 as a result of a $71.5 million increase in loans sold on the secondary market. Residential loan sales for fiscal 2003 amounted to $164.3 million, compared to $92.8 million for fiscal 2002.

     Noninterest Expense. Noninterest expense increased $1.7 million during the year ended September 30, 2003 from the prior fiscal year. The following table provides a detailed breakdown of the components of noninterest expense for fiscal 2003 and the increases or decreases from the prior year:

                        Year Ended         Increase from
                      September 30, 2003 September 30, 2002 Percentage Increase
                      ------------------ ------------------ -------------------
                                      (dollars in thousands)
Compensation and benefits     $ 10,980         $     938             9.3%
Occupancy and equipment          2,909               119             4.3
Data processing                  1,366               369            37.0
Advertising                      1,256                92             7.9
Other                            2,374               189             8.6
                           ------------- ------------------ -------------------
Total noninterest expense     $ 18,885         $   1,707             9.9%
                           ============= ================== ===================

     Compensation and benefits increased $938,000 for the year ended September 30, 2003 compared to the prior year. Sales commissions paid to our mortgage loan officers and originators increased $279,000 due to an increase of $127.5 million in total real estate loan originations. Retirement expense increased $572,000 based on the cumulative increased vesting of non-qualified retirement plan participants and a $120,000 adjustment to the director indexed retirement plans.

     Data processing expense increased $369,000 primarily due to increased expenses for computer software maintenance of $97,000, internet banking of $88,000 and debit cards of $129,000.

     Other expenses increased $189,000 for the year ended September 30, 2003 from the prior year. Professional services, included in other expenses, increased $167,000 primarily as a result of increased audit fees of $42,000, commercial loan review fees of $34,000 and consulting fees of $32,000 related to the implementation of our performance-based compensation system.

     Income Tax Expense. Income tax expense increased $1.8 million during the year ended September 30, 2003 compared to fiscal 2002. Income tax expense increased primarily as a result of a $5.1 million increase in net income before tax. Income recognized from the increase in the cash surrender value of bank owned life insurance is not generally subject to income tax. This reduced income tax expense by $243,000 for the year ended September 30, 2003 and $162,000 for the year ended September 30, 2002. The effective income tax rate is 34.0% for federal and 7.6% for the State of Idaho.

Average Balances, Interest and Average Yields/Cost

     The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period. Interest and dividends are reported on a tax-equivalent basis. During the time periods presented, we did not own any tax-exempt investment securities.



                                                                          Year Ended
                                                                          September 30,
                             --------------------------------------------------------------------------------------------------
                                            2004                              2003                              2002
                             ------------------------------    ------------------------------    ------------------------------
                                          Interest                          Interest                          Interest
                             Average        and       Yield/   Average        and       Yield/   Average        and      Yield/
                             Balance(1)   Dividends   Cost     Balance(1)   Dividends   Cost     Balance(1)   Dividends   Cost
                             ---------    ---------   -----    ---------    ---------   -----    ---------    ---------  ------
                                                                 (dollars in thousands)
Interest-earning assets:
  Loans receivable, net      $ 382,947     $ 23,768   6.21%    $ 352,124     $ 23,979   6.81%    $ 301,507     $ 23,110   7.66%
  Loans held for sale            2,910          168   5.79         3,721          223   5.99        11,045          698   6.32
  Investment securities,
   available for sale,
   including interest-
   bearing deposits in
   other banks                  14,690          260   1.77        14,842          302   2.03         6,137          195   3.18
  Mortgage-backed securities,
   held to maturity             58,076        3,038   5.23        33,893        2,040   6.02        41,690        2,617   6.28
  Federal Home Loan Bank stock   6,761          278   4.11         5,841          352   6.03         4,634          284   6.13
                             ---------    ---------   -----    ---------    ---------   -----    ---------    ---------  ------
Total interest-earning assets  465,384       27,512   5.91       410,421       26,896   6.55       365,013       26,904   7.37
                                                                            ---------                         ---------
Noninterest earning assets      39,418                            33,985                            35,237
                             ---------                         ---------                         ---------
  Total average assets       $ 504,802                         $ 444,406                         $ 400,250
                             =========                         =========                         =========
Interest-bearing liabilities:
 Savings deposits             $ 24,431        $  60   0.25%    $  24,354      $   104   0.43%    $  22,633      $   198   0.87%
 Interest-bearing demand
  deposits                      83,364          228   0.27        70,956          194   0.27        62,773          547   0.87
 Money market accounts          33,319          232   0.70        33,159          242   0.73        36,963          686   1.86
 Certificates of deposit       153,280        4,435   2.89       139,254        4,540   3.26       129,556        5,586   4.31
                             ---------    ---------   -----    ---------    ---------            ---------    ---------
   Total deposits              294,394        4,955   1.68       267,723        5,080   1.9        251,925        7,017   2.79

Federal Home Loan Bank
 advances                      115,197        4,695   4.08       102,173        4,625   4.53        86,577        4,448   5.14
                             ---------    ---------            ---------    ---------            ---------    ---------
  Total average interest-
   bearing liabilities         409,591        9,650   2.36       369,896        9,705   2.62       338,502       11,465   3.39

Noninterest-bearing
 liabilities                    50,476                            33,769                            26,781
                             ---------                         ---------                         ---------
 Total average liabilities     460,067                           403,665                           365,283

Average equity                  44,735                            40,741                            34,967
                             ---------                         ---------                         ---------
 Total liabilities and equity $504,802                         $ 444,406                         $ 400,250

                             =========                         =========                         =========

Net interest income                         $17,862                           $17,191                           $15,439
Interest rate spread                           3.55%                             3.93%                             3.98%
Net interest margin (2)                        3.84%                             4.19%                             4.23%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                113.62%                           110.96%                           107.83%

________
(1)  The average loans receivable, net balances include non-accruing loans.
(2)  Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.

                                               63

Yields Earned and Rates Paid

     The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.



                                            At
                                       September 30,  Year Ended September 30,
                                           2004       2004      2003      2002
                                        ---------    ------    ------    ------
Weighted average yield on:
  Loans receivable, net                     5.96%     6.21%     6.81%     7.66%
  Loans held for sale                       5.74      5.79      5.99      6.32
  Investment securities, available for
   for sale, including interest-bearing
   deposits in other banks                  1.78      1.77      2.03      3.18
  Mortgage-backed securities, held
   to maturity                              5.07      5.23      6.02      6.28
  Federal Home Loan Bank stock              3.50      4.11      6.03      6.13
    Total interest-earning assets           4.59      5.91      6.55      7.37

Weighted average rate paid on:
  Savings deposits                          0.20      0.25      0.43      0.87
  Interest-bearing demand deposits          0.28      0.27      0.27      0.87
  Money market accounts                     0.88      0.70      0.73      1.86
  Certificates of deposit                   2.75      2.89      3.26      4.31
    Total average deposits                  1.64      1.68      1.9       2.79
  Federal Home Loan Bank advances           3.96      4.08      4.53      5.14
    Total interest-bearing liabilities      2.29      2.36      2.62      3.39

Interest rate spread (spread between
  weighted average rate on all
  interest-earning assets and all
  interest-bearing liabilities)             2.30      3.55      3.93      3.98
Net interest margin (net interest
  income (expense) as a percentage
  of average interest-earning assets)        N/A      3.84      4.19      4.23

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume are allocated proportionately to the changes in rate and volume.


                                                  Year Ended September 30, 2004    Year Ended September 30, 2003
                                                  Compared to September 30, 2003   Compared to September 30, 2002
                                                  Increase (Decrease) Due to       Increase (Decrease) Due to
                                                  ------------------------------   ------------------------------
                                                   Rate      Volume      Total      Rate      Volume      Total
                                                  ------     ------      -----     ------     ------      -----
                                                                          (in thousands)
Interest-earning assets:
  Loans receivable, net                         $(31,919)   $31,708      $(211)   $(1,721)    $2,590     $  869
  Loans held for sale                                 (7)       (48)       (55)       (36)      (439)      (475)
  Investment securities, available for
   sale, including interest-bearing
   deposits in other banks                           (39)        (3)       (42)       (36)       143        107
  Mortgage-backed securities, held
   to maturity                                      (225)     1,223        998       (104)      (473)      (577)
  Federal Home Loan Bank stock                      (145)        71        (74)        (5)        73         68
                                                  ------     ------      -----     ------     ------      -----
Total net change in income on
  interest-earning assets                       $(32,335)   $32,951      $ 616    $(1,902)    $1,894     $   (8)
                                                  ======     ======      =====     ======     ======      =====

Interest-bearing liabilities:
  Savings deposits                                  $(44)   $    -       $ (44)   $  (110)    $   16     $  (94)
  Interest-bearing demand deposits                     -         34         34       (436)        83       (353)
  Money market accounts                              (11)         1        (10)      (380)       (64)      (444)
  Certificates of deposit                           (932)       827       (105)    (1,510)       464     (1,046)
                                                  ------     ------      -----     ------     ------      -----
    Total average deposits                          (987)       862       (125)    (2,436)       499     (1,937)

  Federal Home Loan Bank advances                   (248)       318         70       (344)       521        177
                                                  ------     ------      -----     ------     ------      -----
Total net change in expense on
  interest-bearing liabilities                  $ (1,235)    $1,180      $ (55)   $(2,780)    $1,020    $(1,760)
                                                  ======     ======      =====     ======     ======     ======
Net change in net interest income                                        $ 671                          $ 1,752
                                                                         =====                           ======

                                          65

Asset and Liability Management and Market Risk

     General. Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management. The Committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products. The Asset Liability Management Committee meets weekly to review various areas including:

 *     economic conditions;

 *     interest rate outlook;

 *     asset/liability mix;

 *     interest rate risk sensitivity;

 *     current market opportunities to promote specific products;

 *     historical financial results;

 *     projected financial results; and

 *     capital position.

The Committee also reviews current and projected liquidity needs, although not necessarily on a weekly basis. As part of its procedures, the Asset Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

     Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

     How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a monthly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates,
                                         66
prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings, and used its own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates. Our historical deposit decay rates were used, which are substantially lower than market decay rates.
In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

     When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The OTS provides us with the information presented in the following table, which is based on information we have provided to the OTS in determining our interest rate sensitivity. The table shows the change in our net portfolio value at September 30, 2004 that would occur upon an immediate change in interest rates based on the OTS assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

                                              Net Portfolio as % of
                 Net Portfolio Value ("NPV")  Portfolio Value of Assets
                 --------------------------   -------------------------
Basis Point                                                         Asset Market
Change in Rates  Amount  $Change(1)  %Change  NPV Ratio(2) %Change(3)  Value
---------------  ------  ---------   -------  -----------  ---------  --------
                                (dollars in thousands)
  300           $39,834    $18,773    32.03%      5.50%      (2.22)%  $724,450
  200            46,408     12,199    20.81       6.30       (1.41)    736,315
  100            53,024      5,583     9.53       7.08       (0.63)    748,445
  Base           58,607          -        -       7.71        Base     759,780
 -100            61,344     (2,737)   (4.67)      7.98        0.27     768,512
 -200            65,451     (6,844)  (11.68)      8.40        0.69     778,882
 -300            61,334     (2,727)   (4.65)      7.85        0.14     781,110

Pre-Shock NPV Ratio                               7.71
Post-Shock NPV Ratio                              6.30
Static Sensitivity Measure - decline in NPV Ratio 1.41

     Policy Maximum                               3.00

________
(1) Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(2) Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3) Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

     The following table illustrates the change in net interest income at September 30, 2004 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that might be taken to counter the effect of that change in interest rates.

                                Net Interest Income
                        --------------------------------------
     Basis Point
   Change in Rates      Amount      $ Change (1)      % Change
   ---------------     --------     -----------      ----------
                              (dollars in thousands)
         300           $ 28,764        $ 6,714           30.45%
         200             26,885          4,835           21.93
         100             25,016          2,966           13.45
         Base            22,050              -            Base
        -100             20,600         (1,450)          (6.58)
        -200             18,366         (3,684)         (16.71)
        -300             17,072         (4,978)         (22.58)

________
(1) Represents the decrease of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

     We use certain assumptions in assessing our interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in the market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Liquidity and Commitments

     We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a quarterly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

     Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Item I. Business - Lending Activities." At September 30, 2004, the total approved loan origination commitments outstanding amounted to $14.2 million. At the same date, unused lines of credit were $20.4 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $68.6 million. Although the average cost of deposits has decreased throughout fiscal 2004, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Home Federal. In addition, we had the ability at September 30, 2004 to borrow an additional $174.7 million from the FHLB of Seattle as a funding source to meet commitments and for liquidity purposes.

     We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

     Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.

     On a quarterly basis, we estimate our liquidity sources and needs for the coming three-month, six-month, and one-year time periods. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

Contractual Obligations

     Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five year period, with options to extend, and are non-cancelable.

     At September 30, 2004, scheduled maturities of contractual obligations were as follows:

                                                                         Total
                     Within 1 Year  1-3 Years  4-5 Years  Over 5 Years  Balance
                     -------------  ---------  ---------  ------------  -------
                                            (in thousands)
Certificates of Deposit    $68,609    $85,888     $9,665          $63  $164,225
FHLB Advances               18,007     55,485     17,905       31,400   122,797
Operating Leases               287        341        315          730     1,673
  Total contractual        -------   --------    -------      -------  --------
   obligations             $86,903   $141,714    $27,885      $32,193  $288,695
                           =======   ========    =======      =======  ========

Capital

     Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity capital was $45.1 million at September 30, 2004, or 6.1%, of total assets on that date. As of September 30, 2004, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2004 were as follows: Tier 1 capital 6.0%; Tier 1 (core) risk-based capital 12.1%; and total risk-based capital 12.8%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "Item I. Business - How We Are Regulated - Regulation and Supervision of Home Federal - Capital Requirements."

Off-Balance Sheet Arrangements

     We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is not required to support commitments.

     Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

     Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances where we deem it necessary.

     The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2004:


                                             Contract or
                                           Notional Amount
                                           ---------------
                                        (dollars in thousands)
  Commitments to originate loans:

     Fixed rate                                    $10,810

     Adjustable rate                                 3,373

Undisbursed balance of loans closed                 15,288

Unused lines of credit                              20,264

Commercial letters of credit                           168
                                           ---------------
Total                                              $49,903
                                           ===============


Impact of Inflation

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

     During the fiscal year, the Financial Accounting Standards Board ("FASB") issued the following accounting standards related to the financial services industry:

     In March 2004, the EITF reached consensus on Issue 03-01 ("EITF 03-01"), The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. It specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition EITF 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-then-temporary for investments within the scope of EITF 03-01. On September 30, 2004, the FASB deferred the effective date of EITF 03-01's guidance pending the issuance of a final FASB Staff Position ("FSP") relating to the draft FSP EITF Issue 03-01-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01" which has not been issued yet. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact our financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold a forecasted recovery of the investment's value to its original cost.

     In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.
FIN 46R is a revision to the original FIN No. 46, which was issued in January 2003 that addresses the consolidation of certain variable interest entities (e.g., nonqualified special purpose entities). FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN No. 46R must be applied no later than March 31, 2004. We adopted FIN No. 46R as of July 1, 2003. We are still in the process of studying and evaluating the impact of FIN No. 46R. However, at this time we do not expect the impact of FIN No. 46R to have a significant effect on our results of operations or financial condition.

     In March 2004, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 105 ("SAB 105"), Application of Accounting Principles to Loan Commitments. SAB 105 requires registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options. SAB 105 did not have an material effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
     The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

                   HOME FEDERAL BANCORP, INC. AND SUBSIDIARY

     Home Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa (the "Bank") pursuant to the Bank's mutual holding company formation.
As of September 30, 2004, the Bank had not completed its mutual holding company formation, and accordingly, the Company had not issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature for the year ended September 30, 2004. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form S-1, as amended, initially filed on July 19, 2004, and declared effective on August 12, 2004. Based upon the foregoing, the Audited Consolidated Financial Statements (File Number 333-113731) filed as a part of this annual report are those of Home Federal Savings and Loan Association of Nampa and its wholly-owned subsidiary, Idaho Home Service Corporation, as follows:


                   Index to Consolidated Financial Statements



                                                                         Page
                                                                         ----
Independent Auditors' Report                                              74
Consolidated Statement of Financial Condition as of
  September 30, 2004 and 2003                                             75
Consolidated Statement of Income For the Years Ended
  September 30, 2004, 2003, and 2002                                      76
Consolidated Statement of Equity For the
  Years Ended September 30, 2004, 2003 and 2002                           77
Consolidated Statement of Cash Flows For the Years Ended
  September 30, 2004, 2003 and 2002                                       78
Notes to Consolidated Financial Statements                                80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Home Federal Savings and Loan Association
   of Nampa and Subsidiary
Nampa, Idaho


We have audited the accompanying consolidated statement of financial condition of Home Federal Savings and Loan Association of Nampa and subsidiary as of September 30, 2004 and 2003, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Savings and Loan Association of Nampa and subsidiary as of September 30, 2004 and 2003, and the results of their operations and cash flows for each of three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/Moss Adams LLP

Spokane, Washington
October 29, 2004, except for Note 14 as to which the date is December 7, 2004.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND
SUBSIDIARY
STATEMENT OF FINANCIAL CONDITION (in thousands)
--------------------------------------------------------------------------------

                                      ASSETS

                                                               September 30,
                                                          ----------------------
                                                            2004          2003
                                                          ----------------------

Cash and amounts due from depository institutions         $215,663    $  11,118
Securities available for sale, at fair value                   871        5,440
Mortgage-backed securities held to maturity, at cost        96,595       24,425
Federal Home Loan Bank capital stock, at cost                7,317        6,533
Loans receivable, net of allowance for loan losses of
  $2,637 and $1,853 at September 30, 2004 and 2003         392,634      372,629
Loans held for sale                                          3,577        5,066
Accrued interest receivable                                  2,019        1,585
Properties and equipment, net                               10,967        9,758
Mortgage servicing rights, net                               3,152        3,130
Investment in life insurance contracts                      10,052        9,621
Real estate owned                                              113            -
Other assets                                                   907          891
                                                          --------    ---------

        TOTAL ASSETS                                      $743,867     $450,196
                                                          --------    ---------

                             LIABILITIES AND EQUITY

DEPOSIT ACCOUNTS
   Savings deposits                                        $25,453     $ 24,423
   Demand deposits                                         153,409      131,778
   Certificates of deposit                                 164,225      145,072
                                                          --------    ---------

        Total deposit accounts                             343,087      301,273
                                                          --------    ---------
   Advances by borrowers for taxes and insurance             3,716        3,553
   Interest payable                                          1,420          939
   Deferred compensation                                     2,463        1,803
   Federal Home Loan Bank Advances                         122,797       96,527
   Deferred income tax liability                             2,264        2,475
   Income taxes payable                                          -          365
   Other liabilities                                       223,023        2,862
                                                          --------    ---------

        Total Liabilities                                  698,770      409,797
                                                          --------    ---------

EQUITY CAPITAL

   Retained earnings, substantially restricted              45,099       40,415
   Unrealized gain (loss) on securities available
     for sale, net of deferred income taxes                     (2)         (16)
                                                          --------    ---------

        Total equity capital                                45,097       40,399
                                                          --------    ---------

        TOTAL LIABILITIES AND EQUITY                      $743,867     $450,196
                                                          --------    ---------

                                         75              See accompanying notes.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND
SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME (in thousands)
--------------------------------------------------------------------------------

                                                    Year Ended September 30
                                                -------------------------------
                                                  2004        2003        2002
                                                -------------------------------
Interest and dividend income:
   Loan interest                                $23,936     $24,202     $23,808
   Investment interest                              260         301         163
   Mortgage-backed security interest              3,038       2,040       2,617
   Federal Home Loan Bank dividends                 278         352         284
   Interest-bearing deposits in other banks           -           1          32
                                                -------     -------     -------
        Total interest and dividend income       27,512      26,896      26,904
                                                -------     -------     -------
Interest expense:
   Deposits                                       4,955       5,080       7,017
   Federal Home Loan Bank advances                4,695       4,625       4,448
                                                -------     -------     -------
        Total interest expense                    9,650       9,705      11,465
                                                -------     -------     -------
        Net interest income                      17,862      17,191      15,439

Provision for loan losses                           900         615         277
                                                -------     -------     -------
        Net interest income after provision
         for loan losses                         16,962      16,576      15,162
                                                -------     -------     -------
Noninterest income:
   Service fees and charges                       8,072       8,120       5,965
   Gain on sale of loans                            375       1,044         676
   Increase in cash surrender value of
     life insurance                                 493         601         416
   Mortgage servicing rights
     Loan servicing fees capitalized                741       2,762       1,155
     (Amortization) accretion of mortgage
       servicing rights                            (563)     (1,143)       (721)
     Mortgage servicing rights impairment          (156)       (249)     (1,481)
   Other                                             20          53        (243)
                                                -------     -------     -------
        Total noninterest income                  8,982      11,188       5,767
                                                -------     -------     -------
Noninterest expense:
   Compensation and benefits                     10,553      10,980      10,042
   Occupancy and equipment                        2,778       2,909       2,790
   Data processing                                1,549       1,366         997
   Advertising                                    1,060       1,256       1,164
   Postage and supplies                             805         778         788
   Professional services                            433         402         235
   Insurance and taxes                              434         370         345
   Other                                            964         824         817
                                                -------     -------     -------
        Total noninterest expense                18,576      18,885      17,178
                                                -------     -------     -------

        Income before income taxes                7,368       8,879       3,751

Income tax expense                                2,684       3,423       1,644
                                                -------     -------     -------
        NET INCOME                               $4,684      $5,456      $2,107
                                                -------     -------     -------

                                         76              See accompanying notes.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND
SUBSIDIARY
CONSOLIDATED STATEMENT OF EQUITY (in thousands)
--------------------------------------------------------------------------------


                                                     Accumulated
                                Total                   Other
                               Equity Retained Comprehensive Comprehensive Capital Earnings Income(Loss) Income(Loss)
                               -------    --------   ------------   ------------

Balance, September 30, 2001    $32,866     $32,852       $14

        Net income               2,107       2,107         -           $2,107

    Change in unrealized gain
      on securities available
      for sale, net of defer-
      red income taxes             (12)          -       (12)             (12)
                               -------     -------   -------           ------

  Comprehensive income                                                 $2,095
                                                                       ======
Balance, September 30, 2002     34,961      34,959         2

        Net income               5,456       5,456         -           $5,456
     Change in unrealized gain
       on securities available
       for sale, net of defer-
       red income taxes            (18)          -       (18)             (18)
                               -------     -------   -------           ------

  Comprehensive income                                                 $5,438
                                                                       ======
Balance, September 30, 2003     40,399      40,415       (16)

        Net income               4,684       4,684                     $4,684

     Change in unrealized gain
       on securities available
       for sale, net of defer-
       red income taxes             14                    14               14
                               -------     -------   -------           ------

  Comprehensive income                                                 $4,698
                                                                       ======
Balance, September 30, 2004    $45,097     $45,099       $(2)
                               =======     =======   =======


                                         77              See accompanying notes.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND
SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------


                                                    Year Ended September 30
                                                -------------------------------
                                                  2004        2003        2002
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $4,684     $5,456       $2,107
  Adjustments to reconcile net income to net
    cash provided (used) by operating
    activities:
  Depreciation and amortization                   1,658      1,625        1,675
  Net accretion (amortization) of premiums
    and discounts on investments                    (23)        51          105
  (Gain) loss on sale of fixed assets and
    repossessed assets                               40        (47)         321
  (Gain) loss on sale of securities
    available for sale                               39         37           (5)
  Provision for losses                              900        615          277
  Federal Home Loan Bank stock dividend            (278)      (352)        (284)
  Deferred compensation expense                     661        885            -
  Net deferred loan fees                           (289)      (989)         267
  Provision (benefit) for deferred income taxes    (225)       665          (93)
  Net gain on sale of loans                        (376)    (1,044)      (1,120)
  Proceeds from sale of loans held for sale      70,803    164,390       92,786
  Originations of loans held for sale           (68,938)  (155,690)    (124,879)
  Impairment of mortgage servicing asset            156        249        1,481
  Net increase in value of life
    insurance contracts                            (430)      (808)        (361)
  Change in assets and liabilities:

    Interest receivable                            (435)        94           94
    Other assets                                   (265)    (1,307)         769
    Interest payable                                481        554          (17)
    Other liabilities                            (1,015)    (2,097)       2,953
                                               --------   --------     --------
    Net cash provided (used) by operating
      activities                                  7,148     12,287      (23,924)
                                               --------   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale and maturity of mortgage-
    backed securities held to maturity           12,246     23,969       14,145
  Purchase of mortgage-backed securities
    held to maturity                            (84,394)    (4,120)     (21,221)
  Proceeds from sale and maturity of mortgage-
    backed securities available for sale            117          -            -
  Purchase of mortgage-backed securities
    available for sale                             (991)         -            -
  Purchase of securities available for sale           -    (60,000)           -
  Proceeds from sale of securities available
    for sale                                      5,429     57,000        5,000
  Purchases of property and equipment            (2,953)    (1,400)      (1,882)
  Purchase of Federal Home Loan Bank stock         (506)      (915)        (964)
  Loan originations and principal collections,
    net                                         (21,127)   (53,665)           -
  Proceeds from disposition of property
    and equipment                                    79        495            -
  Proceeds from sale of repossessed assets          436        584        1,747
  Investment in life insurance                        -          -         (369)
                                               --------   --------     --------
    Net cash used by investing activities       (91,664)   (38,052)      (3,544)
                                               --------   --------     --------

                                         78             See accompanying notes.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND
SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------

                                                    Year Ended September 30
                                                  2004       2003        2002
                                                --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                      $41,814    $21,486      $12,047
  Net increase in advances by borrowers for
    taxes and insurance                             163        592          157
  Federal Home Loan Bank Advances               178,299     35,650      174,675
  Payments on advances from Federal Home
    Loan Bank                                  (152,028)   (30,131)    (157,061)
  Refundable stock subscription orders          220,813          -            -
  Net change in lines of credit                       -          -       (2,848)
                                               --------   --------     --------

    Net cash provided by financing activities   289,061     27,597       26,970
                                               --------   --------     --------

    CHANGE IN CASH AND CASH
      EQUIVALENTS                               204,545      1,832         (498)
  Cash and cash equivalents, beginning of year   11,118      9,286        9,784
                                               --------   --------     --------

  Cash and cash equivalents, end of year       $215,663    $11,118       $9,286
                                               ========   ========     ========
  SUPPLEMENTAL CASH FLOW DISCLOSURE
   INFORMATION
    Cash paid during the year for:

    Interest on deposits and other borrowings    $9,170     $9,151      $11,483
                                               ========   ========     ========

    Income taxes                                 $3,416     $1,654       $1,638
                                               ========   ========     ========
  SUPPLEMENTAL CASH FLOWS DISCLOSURE ON
    NONCASH INVESTING TRANSACTIONS
    Fair value adjustment to securities
      available for sale                             24        (30)         (20)
    Income tax effect related to fair value
      adjustment                                    (10)        12            8
    Acquisition of real estate and other
      assets in settlement of loans                $512       $294       $2,376
                                               ========   ========     ========

                                         79             See accompanying notes.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Nature of business:
Home Federal Savings and Loan Association of Nampa (the Association) was organized in 1920 as a building and loan and reorganized in 1936 as a federal mutual savings and loan association and adopted Chapter K Revised, in 1954, of the Home Owners' Loan Act of 1933.

The Association operates 14 branches and two loan origination centers throughout southwest Idaho. The Office of Thrift Supervision is the Association's primary regulator.

Idaho Home Service Corporation is a wholly owned subsidiary of the Association. This subsidiary is currently not active.

Principles of consolidation:
The consolidated financial statements include the accounts of Home Federal Savings and Loan Association of Nampa and its wholly-owned subsidiary, Idaho Home Service Corporation. All significant intercompany transactions have been eliminated.

Basis of financial statement presentation:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation of mortgage servicing assets. In connection with the determination of the allowance for loan losses and other real estate owned, management generally obtains appraisals for significant properties. Management also obtains an annual independent appraisal for the value of the mortgage servicing assets.

Management believes that the allowance for loan losses is adequate and the valuation of other real estate owned and mortgage servicing assets is proper. While management uses currently available information to recognize losses on loans, other real estate (when owned), and impairment of mortgage servicing assets, future additions to the allowance and future impairments may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses and their valuation of other real estate owned, and the mortgage servicing assets. Such agencies may require the Association to recognize additions to the allowance or an impairment on other real estate owned or mortgage servicing assets based on their judgments of information available to them at the time of their examination.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)

Basis of financial statement presentation (continued):
The Association's unaudited interim financial statements are subject to possible adjustment in connection with the annual audit of the Association's financial statements as of and for the year ending September 30, 2004. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented.

Cash and cash equivalents:
For the purposes of reporting cash flows, the Association has defined cash and cash equivalents as those amounts included in the statement of financial condition caption cash and amounts due from depository institutions. Cash and cash equivalents, including interest-bearing deposits are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. The Association evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Cash on hand and in banks:
The Association is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2004 and 2003 was $1.2 million and $3.0 million, respectively.

Securities held to maturity:
Securities for which the Association has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using methods that approximate the interest method over the period to maturity. Securities held to maturity consist of mortgage-backed and related securities.

Securities available for sale:
Available for sale securities consist of investments in a mutual fund and mortgage-backed securities, which are not classified as trading securities nor as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method and are included in earnings.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Any such write-downs would be included in earnings as realized losses.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank stock:
Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition.

During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock may be redeemed at cost, but is restricted as to purchase and sale. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. As of September 30, 2004, the bank held only class B(1) stock.

Loans held for sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans receivable and allowance for loan losses:
The Association grants commercial, real estate, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial and real estate loans made to borrowers in Idaho. The ability of the Association's debtors to honor their contracts is dependent upon the real estate market and/or general economic conditions in the Association's market area.

Loans are stated at the amount of unpaid principal, adjusted for deferred loan fees and related costs and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent, or in the opinion of management, the collection of interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments of principal and interest.

Premiums and discounts on purchased loans are amortized over the life of the loan as an adjustment to yield using the interest method.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans receivable and allowance for loan losses (continued):
A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for nonhomogeneous loan types by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

An allowance for possible losses is maintained at a level deemed by management to be adequate to provide for potential loan losses through charges to operating expense. The allowance is based upon a periodic review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations which may affect the borrower's ability to pay, and an evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

Real estate acquired in settlement of loans:
Real estate acquired through foreclosure is stated at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value less costs to sell at the time of foreclosure. Costs of development and improvement of the property are capitalized. In addition, costs of holding such real estate are expensed.

Properties and equipment:
Office properties and equipment are recorded at cost. Depreciation and amortization are computed using primarily the straight-line method for financial statement purposes over the following estimated useful lives and lease periods:

Buildings and leasehold improvements                  15-40 years
Furniture, equipment, and automobiles                  3-12 years

The normal costs of maintenance and repairs are charged to expense as incurred.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)

Mortgage servicing rights:
The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, the rights are stratified based on loan type, size, note rate, date of origination, and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Income taxes:
Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Association's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax liability from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale.
The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date.

Comprehensive income:
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as separate components of the equity section of the statement of financial condition, such items, along with net income are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                 Year Ended September 30,
                                               ---------------------------
                                                2004       2003      2002
                                               ------     ------    ------
Unrealized holding gain (loss) on available
  for sale securities                            $ 63      $   7      $(25)
Reclassification adjustment for gain (loss)
  realized in income                              (39)       (37)        5
                                               ------     ------    ------
Net unrealized gain (loss)                         24        (30)      (20)
Tax effect                                         10         12         8
                                               ------     ------    ------
     UNREALIZED GAIN (LOSS) AFTER TAX            $ 14      $ (18)     $(12)
                                               ======     ======    ======

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)

Advertising costs:
Advertising costs are charged to operations when incurred. Advertising expense for the years ended September 30, 2004, 2003, and 2002, was $1.1 million, $1.3 million and $1.2 million respectively.

Recent accounting pronouncements:
In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.
FIN 46R is a revision to the original FIN No. 46, which was issued in January 2003, that addresses the consolidation of certain variable interest entities (e.g., nonqualified special purpose entities). The FIN provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. The revision clarifies how variable interest entities should be identified and evaluated for consolidation purposes. FIN No. 46R must be applied no later than March 31, 2004. The Company adopted FIN No. 46 as of July 1, 2003. The Company is still in the process of studying and evaluating the impact of FIN No. 46R. However, at this time the Company does not expect the impact of FIN No. 46R to have a significant effect on the results of operations or financial condition.

In March 2004, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 105 (SAB 105), "Application of Accounting Principles to Loan Commitments". SAB 105 requires registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options. SAB 105 did not have a material effect on the Company's financial statements.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments with in the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue's guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue's guidance is pending the issuance of a final FASB Staff Position ("FSP") relating to the draft FSP EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which the Board may issue as early as November. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company's financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment's value to its original cost.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Reclassifications:
Certain reclassifications have been made to prior year's financial statements in order to conform with the current year presentation. The reclassifications had no effect on previously reported net income or equity.

Note 2 - Securities

Securities held by the Association have been classified in the consolidated statement of financial condition according to management's intent. The amortized cost of securities and their approximate fair values at September 30, 2004 and 2003 were as follows (in thousands):

                                                 September 30, 2004
                                        ---------------------------------------
                                                     Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
Securities available for sale:             Cost      Gains     Losses    Value
FNMA Mortgage-backed
  securities                               $874      $  -      $  (3)     $871
                                           ====      ====      =====      ====


                                                 September 30, 2003
                                        ---------------------------------------
Adjustable Rate Mortgage                 $5,468      $  -      $ (28)   $5,440
 Fund                                    ======      ====      =====    ======


The contractual maturities of investment securities available for sale are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to repay obligations without prepayment penalties.

                                                    September 30, 2004
                                                   --------------------
                                                   Amortized    Fair
                                                      Cost      Value
                                                   ---------  ---------
Due after five years through ten years                $874      $871
                                                      ====      ====

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 2 - Securities (Continued)

For the years ended September 30, 2004, 2003, and 2002, proceeds from sales of securities available for sale amounted to $5.4 million, $57.0 million and $5.0 million respectively. Gross realized gains during the years ended September 30, 2004, 2003, and 2002, were none, $5,000 and $5,000 respectively, and gross realized losses during the years ended September 30, 2004 and 2003, were $39,000 and $42,000 respectively, which was included in other noninterest income on the consolidated statement of income. There were no gross realized losses recognized during the year ended September 30, 2002.

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                                   September 30, 2004
                                        ---------------------------------------
                                                     Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
                                           Cost      Gains     Losses    Value
Securities held to maturity:            ---------  ---------  --------  -------

Mortgage-backed securities               $96,595     $1,215     $(284)  $97,526
                                         =======       ====     =====   =======


                                                   September 30, 2003
                                        ---------------------------------------
Mortgage-backed securities               $24,425       $998     $   -   $25,423
                                         =======       ====     =====   =======


The contractual maturities of mortgage-back securities held to maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers have the right to repay obligations without prepayment penalties.

                                                  September 30, 2004
                                                  -------------------
                                                  Amortized    Fair
                                                    Cost       Value
                                                  --------   --------
Due within one year                                   $16         $16
Due after one year through five years               2,974       3,122
Due after five years through ten years                325         346
Due after ten years                                93,280      94,042
                                                  -------     -------
    Total                                         $96,595     $97,526
                                                  =======     =======

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 2 - Securities (Continued)

At September 30, 2004, the weighted-average yield on the mortgage-backed securities was 5.07%. At September 30, 2003, the weighted-average yield on the adjustable rate mortgage fund and mortgage-backed securities was 2.24% and 6.19%, respectively. Securities held to maturity are pledged as collateral for Federal Home Loan Bank borrowings (Note 7).

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2004 are as follows (in thousands):



                               Less than 12 months       12 months or longer            Total
                             ----------------------    ----------------------    ----------------------
                               Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                               Value       Losses        Value       Losses        Value       Losses
                             -------       ------      -------       ------      -------       ------
Mortgage-backed
securities, available
for sale                     $   871       $  (3)        $  -        $  -        $   871       $  (3)
Mortgage-backed
securities, held to
maturity                      34,962        (284)           -           -         34,962        (284)
                             -------       -----         ----        ----        -------       -----
                             $35,833       $(287)        $  -        $  -        $35,833       $(287)
                             =======       =====         ====        ====        =======       =====



We have evaluated these securities and have determined that the decline in the value is temporary and not related to any company or industry specific event.
We have the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost in the event of a more favorable interest rate environment.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Loans Receivable

Loans receivable are summarized as follows (in thousands):

                                                     September 30,
                                               ----------------------
                                                  2004          2003
                                               --------      --------
Real Estate Loans
  One-to four family residential               $242,818      $247,309
  Multi-family residential                        6,265         7,750
  Commercial                                     93,575        79,020
                                               --------      --------

     Total real estate loans                    342,658       334,079
                                               --------      --------
Real Estate Construction Loans
  One-to four family residential                  7,207         5,225
  Multi-family residential                          834           352
  Commercial and land development                11,151         9,128
                                               --------      --------

     Total real estate construction loans        19,192        14,705
                                               --------      --------

Consumer Loans
  Home equity lines of credit                    27,351        20,640
  New and used automotive and RV                  3,838         1,939
  Other consumer                                  1,949         2,827
                                               --------      --------

     Total consumer loans                        33,138        25,406
                                               --------      --------

Commercial/business loans                         1,363         1,662
                                               --------      --------
                                                396,351       375,852

Less net deferred loan fees                       1,080         1,370
                                               --------      --------

     Total loans                                395,271       374,482

Less allowance for loan losses                    2,637         1,853
                                               --------      --------

     LOANS, net                                $392,634      $372,629
                                               ========      ========

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Loans Receivable (Continued)

The contractual maturity of loans receivable at September 30, 2004, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

                                     Within     One Year     After 5
                                     1 Year    to 5 Years     Years      Total
                                     ------    ----------     -----      -----
Real Estate
  One-to four family residential       $24       $2,185     $240,609   $242,818
  Multi-family residential             366           16        5,883      6,265
  Commercial                         1,149        8,217       84,209     93,575
                                    ------      -------     --------   --------

     Total real estate               1,539       10,418      330,701    342,658
                                    ------      -------     --------   --------

Real Estate Construction
  One-to four family residential     3,517          268        3,422      7,207
  Multi-family residential               -            -          834        834
  Commercial and land development      862        1,226        9,063     11,151
                                    ------      -------     --------   --------

     Total real estate construction  4,379        1,494       13,319     19,192
                                    ------      -------     --------   --------
Consumer
  Home equity lines of credit          187          169       26,995     27,351
  Automotive                            56        1,649        2,133      3,838
  Other consumer                     1,044          832           73      1,949
                                    ------      -------     --------   --------

     Total consumer                  1,287        2,650       29,201     33,138
                                    ------      -------     --------   --------
Commercial/business                    523          408          432      1,363
                                    ------      -------     --------   --------
     Total loans                    $7,728      $14,970     $373,653   $396,351
                                    ------      -------     --------   --------

The interest rates on loans at September 30, 2004, fall into the following fixed and variable components (in thousands):

  Fixed rates                                  $221,717
  Variable rates                                174,634
                                               --------
       Total loans                             $396,351
                                               --------

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Loans Receivable (Continued)

An analysis of the changes in the allowance for loan losses is as follows (dollars in thousands):

                                                 Year Ended September 30,
                                               ---------------------------
                                                2004       2003      2002
                                               ------     ------    ------

Beginning balance,                             $1,853     $1,385    $1,431
   Provision for loan losses                      900        615       277
   Charge offs                                   (136)      (154)     (331)
   Recoveries                                      20          7         8
                                               ------     ------    ------
Ending balance                                 $2,637     $1,853    $1,385
                                               ======     ======    ======

At September 30, 2004, 2003, and 2002, the Association had no recorded investment in impaired loans recognized in conformity with Statement of Financial Accounting Standards (SFAS) No. 114 as amended by SFAS No. 118. There was no allowance for loan losses related to impaired loans in 2004, 2003, or 2002. The average recorded investment in impaired loans during the years ended September 30, 2004, 2003 and 2002, was $93,000, $25,000 and $989,000
respectively. No interest income was recognized on impaired loans as of September 30, 2004, 2003, or 2002. As of September 30, 2004, 2003, and 2002,
the Association had no accruing loans which are contractually past due 90 days or more. The Association is not committed to lend additional funds to debtors whose loans have been modified.

The investments in residential mortgage loans are pledged as collateral for Federal Home Loan Bank borrowings (Note 7).

Note 4 - Loan Servicing

Loans serviced for outside investors are not included in the consolidated statements of financial condition. The unpaid principal balances of loans serviced at September 30, 2004 and 2003 were $257.0 million and $246.0 million, respectively.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4 - Loan Servicing (Continued)

The following summarizes capitalized mortgage servicing rights activity (in thousands):

                                                 Year Ended September 30,
                                               ---------------------------
                                                2004       2003      2002
                                               ------     ------    ------

Mortgage servicing asset, beginning balance    $3,130     $1,760    $2,807
   Capitalized                                    741      2,762     1,155
   (Amortization) accretion                      (563)    (1,143)     (721)
   Impairment                                    (156)      (249)   (1,481)
                                               ------     ------    ------
Mortgage servicing asset, ending balance       $3,152     $3,130    $1,760
                                               ======     ======    ======

Fair value of these servicing rights approximated carrying value at September 30, 2004, 2003, and 2002. At September 30, 2004, 2003, and 2002, the fair value of servicing rights was determined by an independent valuation.

Note 5 - Properties and Equipment

Properties and equipment at September 30, 2004 and 2003 are summarized as follows (in thousands):

                                                  September 30,
                                             -------------------
                                               2004         2003
                                             -------      ------

Land                                          $1,627      $1,627
Buildings and leasehold improvement            7,975       7,055
Construction in progress                       1,733         759
Furniture and equipment                        8,855       8,651
Automobiles                                      203         203
                                             -------      ------
     Total cost                               20,393      18,295
Less accumulated depreciation and
  amortization                                (9,426)     (8,537)
                                             -------      ------
     NET BOOK VALUE                          $10,967      $9,758
                                             =======      ======

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5 - Properties and Equipment (Continued)

During the year ended September 30, 2004, the Association closed one branch. Assets disposed of relating to the closing of the branches totaled approximately $121,000 and resulted in total losses of $47,000.

Repairs and maintenance are charged against income as incurred; major renewals and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2004, 2003, and 2002, was $1.7 million, $1.6 million and $1.7 million respectively.

Note 6 - Deposit Accounts

Deposit information at September 30 is as follows (dollars in thousands):

                               Weighted                  Weighted
                               Average                   Average
                               Interest   September 30,  Interest  September 30,
                                 Rate         2004         Rate        2003
                                 ----         ----         ----        ----

Savings deposits                 0.20%       $25,453       0.43%      $24,423

Demand deposits                  0.36%       153,409       0.42%      131,778
                                            --------                 --------

                                             178,862                  156,201

Certificates of deposit      0.00 - 0.99%     19,880   0.00 - 0.99%    11,742
                             1.00 - 1.99%     28,083   1.00 - 1.99%    36,899
                             2.00 - 2.99%     47,906   2.00 - 2.99%    40,884
                             3.00 - 3.99%     48,835   3.00 - 3.99%    31,983
                             4.00 - 4.99%     17,247   4.00 - 4.99%    18,726
                             5.00 - 5.99%      1,184   5.00 - 5.99%     2,968
                             6.00 - 6.99%      1,090   6.00 - 6.99%     1,870
                                            --------                 --------

Total Certificates of deposit                164,225                  145,072
                                            --------                 --------

Total deposits                              $343,087                 $301,273
                                            --------                 --------

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 6 - Deposit Accounts (Continued)

Scheduled maturities of time deposits are as follows (in thousands):

                                                September 30,
                                           ---------------------
                                              2004         2003
                                           --------     --------

2003                                       $      -     $      -
2004                                              -       58,278
2005                                         68,609       38,918
2006                                         59,138       30,027
2007                                         26,750       16,748
2008                                          8,824          985
2009                                            841            -
Thereafter                                       63          116
                                           --------     --------
                                           $164,225     $145,072
                                           ========     ========

Deposit accounts are insured by the FDIC up to $100,000. At September 30, 2004 and 2003, time deposits of $100,000 or greater approximated $34.5 million and $28.0 million, respectively.

Interest expense by type of deposit account for the years ended September 30 is summarized as follows (in thousands):

                                             Year Ended September 30,
                                          ----------------------------
                                           2004        2003       2002
                                          ------     ------     ------

Savings deposits                             $60       $104       $198
Demand deposits                              460        436      1,233
Certificates of deposit                    4,435      4,540      5,586
                                          ------     ------     ------
                                          $4,955     $5,080     $7,017
                                          ======     ======     ======

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7 - Advances from the Federal Home Loan Bank

The Association has the ability to borrow up to 40% of its total assets from the Federal Home Loan Bank of Seattle. Advances are collateralized by all FHLB stock owned by the bank, deposits with the FHLB of Seattle, and certain mortgages or deeds of trust securing such properties. The outstanding balances on FHLB advances at September 30, 2004 and 2003 was $122.8 million and $96.5 million, respectively, with interest rates ranging from 1.43% to 6.77%.

The Association's borrowings consisted of the following (dollars in thousands):

                                              Year Ended September 30,
                                              ------------------------
                                                 2004          2003
                                                 ----          ----
FHLB advances
  Maximum outstanding at any month end        $ 136,000     $ 112,000
  Average outstanding                         $ 115,000     $ 102,000

Weighted average interest rates
  For the period                                   4.08%         4.62%
  At end of period                                 3.96%         4.64%

Scheduled maturities of the fixed rate FHLB borrowings were (dollars in thousands):

                                               September 30,
                              ------------------------------------------
                                     2004                     2003
                              ------------------      ------------------
                              Average                 Average
                              Interest                Interest
                               Rates      Amount       Rates      Amount
                               -----      ------       -----      ------

2005                           3.80%     $18,007       4.89%      $20,431
2006                           3.87%      24,935       4.49%       13,723
2007                           3.51%      30,550       4.51%       18,202
2008                           3.86%      14,832       4.71%        6,671
2009                           3.71%       3,073       4.42%        6,100
Thereafter                     4.64%      31,400       4.64%       31,400
                                        --------                  -------

                                        $122,797                  $96,527
                                        ========                  =======

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7 - Advances from the Federal Home Loan Bank (Continued)

Included in the Association's borrowing capacity with FHLB is a cash management advance account. The balance in this account at September 30, 2004 and 2003 was $-0- and $-0-, respectively. At September 30, 2004, 2003, and 2002, the current interest rates for this account were 0%, 0%, and 1.35%, respectively.

Note 8 - Employee Retirement Plans

The Association has a 401(k) retirement plan covering substantially all of its full- time employees. The Association matches 50% of employee contributions up to 5% of eligible employee wages. For the years ended September 30, 2004, 2003, and 2002, total Association contributions were $141,000, $124,000 and $105,000 respectively.

Salary Continuation Plan:
As a supplement to the Retirement Plan, the Association has adopted a Salary Continuation Plan pursuant to agreements with certain officers of the Association and its subsidiaries. Under the Salary Continuation Plan, an officer will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Association after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer's average final 36 months base salary.

Upon early retirement, the Association shall pay the officer the vested accrual balance as of the end of the month prior to the early retirement date. The Association shall pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $831,000 and $639,000 at September 30, 2004 and 2003, respectively. The amounts recognized in compensation expense were $192,000, $298,000 and $154,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 8 - Employee Retirement Plans (Continued)

Deferred compensation:
The Association has deferred compensation agreements with several key members of management and Board of Directors. Under the agreements, the Association is obligated to provide for each such officer and board member or his beneficiaries during a period of fifteen or ten years after the death, disability, or retirement of the officer or board member. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the expected retirement dates of the participants. The Association's liability under the plan is determined annually by taking the participant's base salary for the year times an incentive award percentage, which is based on the Association's return on assets and equity for the year.

The accrued liability for the deferred compensation agreements was $1.2 million and $954,000 at September 30, 2004 and 2003, respectively. The amounts recognized in compensation expense were $230,000, $340,000 and $141,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

Split dollar life insurance plan:
The Association has entered into agreements with certain executives where the Association provides life insurance coverage for the executives. Under each agreement, the Association will pay for a life insurance policy on the life of each executive. The Association owns the cash surrender value of each policy and, by way of a split dollar agreement, has agreed to endorse the death benefits, over and above the cash surrender value, to the beneficiary of the executive. The payment of the benefit will come directly from the insurance company to the beneficiary. As the Association has no benefit obligation to the executive, no accruals are required on the Association's financial statements. There are no accrued liabilities recorded associated with this plan.

Indexed retirement plan:
The Association has entered into agreements with its directors whereby the Association has established an indexed retirement plan. Benefit amounts are based on additional net earnings from bank owned life insurance (BOLI) policies compared to the yield on treasury securities. Benefit payments are not guaranteed because there may not be a positive spread between BOLI earnings and the yield on selected treasury securities. However, life insurance assets have historically generated more net earnings than treasury securities.

The accrued liability for the indexed retirement plan was $336,000 and $209,000 at September 30, 2004 and 2003, respectively. The amounts recognized in compensation expense were $127,000, $154,000 and $41,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

Bank owned life insurance:
The Association has funded it employee benefit plan with BOLI. The cash surrender value of the BOLI was $10.1 million and $9.6 million at September 30, 2004 and 2003, respectively. The Association has annual mortality insurance premiums, which reduce the cash surrender values on the life insurance policies. The mortality insurance expense related to the BOLI was $62,000, $55,000 and $55,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

The potential death benefits as of September 30, 2004 and 2003 were $22.5 million and $22.1 million respectively.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 9 - Commitments

Lease commitments:
The Association has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2004. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index. The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows (in thousands):

                                             Year ending
                                             September 30,
                                             -------------

                     2005                        $287
                     2006                         176
                     2007                         165
                     2008                         157
                     2009                         158
                     Thereafter                   730
                                               ------
                         Total                 $1,673
                                               ======

Total rent expense for the years ended September 30, 2004, 2003, and 2002, was $373,000, $506,000 and $427,000 respectively.

The Association leases office space to others on a month-to-month basis as well as two noncancelable operating leases. Total rental income was $36,000, $29,000 and $23,000 for the years ended September 30, 2004, 2003, and 2002, respectively. Minimum future rental income on the two noncancelable operating leases with terms in excess of one year is as follows (in thousands):

                                             Year Ending
                                             September 30,
                                             -------------

                     2005                         $62
                     2006                          62
                                                 ----
                         Total                   $124
                                                 ====

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Commitments to extend credit:
In the normal course of business, the Association makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Association upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include securities, accounts receivable, inventory, fixed assets, and/or real estate properties. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

At September 30, 2004 and 2003, commitments to extend credit were as follows (in thousands):

                                                       September 30,
                                                   -------------------
                                                     2004        2003
                                                     ----        ----
Unfunded commitments under lines of credit and
  letters of credit                                $20,432     $16,701
Undisbursed balance of loans closed                 15,288      10,548
Commitments to originate loans
  Fixed rate                                        10,810       8,177
  Adjustable rate                                    3,373       5,439
                                                   -------     -------
Total commitments                                  $49,903     $40,865
                                                   -------     -------

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 10 - Related Party Transactions

In the normal course of business, the Association makes loans to its executive officers, directors, and companies affiliated with these individuals. It is management's opinion that loans to the Association's officers and directors have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and have not involved more than normal risk of collectibility. An analysis of activity with respect to loans receivable from directors, executive officers, and their affiliates is as follows (in thousands):

                                        Year Ended September 30,
                                        ------------------------
                                          2004          2003
                                          ----          ----

Beginning balance                         $973          $622
  Principal advances                       537           860
  Principal repayments                    (579)         (509)
                                          ----          ----

Balance, end of year                      $931          $973
                                          ----          ----

The Association also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated parties. The aggregate dollar amounts of these deposits were $1.5 million and $1.4 million at September 2004 and 2003, respectively.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 11 - Capital Requirement

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision
(OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2004, the Association meets all of the capital adequacy requirements to which it is subject.

The actual and required minimum capital amounts and ratios are presented in the following table (dollars in thousands):


                                                                              To Be Well Capitalized
                                                       For Capital Adequacy   Under Prompt Corrective
                                       Actual                Purposes            Action Provisions
Year Ended                        ----------------     --------------------   ----------------------
September 30, 2004                Amount     Ratio       Amount     Ratio        Amount     Ratio
                                  ------     -----       ------     -----        ------     -----
Total risk-based capital
 (to risk-weighted assets)       $47,334     12.76%     $29,677      8.0%       $37,097     10.0%
Tier 1 (core) capital             44,784      6.01%      29,817      4.0%        37,271      5.0%
Tangible capital
 (to tangible assets)             44,784      6.01%      14,908      2.0%           N/A       N/A
Tier 1 risk-based capital
 (to risk-weighted assets)        44,784     12.05%      14,839      4.0%        22,258       6.0%

Year Ended
September 30, 2003

Total risk-based capital
 (to risk-weighted assets)       $41,956     14.18%     $23,666      8.0%       $29,582      10.0%
Tier 1 (core) capital             40,103      8.89%      18,046      4.0%        22,558       5.0%
Tangible capital
 (to tangible assets)             40,103      8.89%       9,023      2.0%             -        N/A
Tier 1 risk-based capital
 (to risk-weighted assets)        40,103     13.56%      11,833      4.0%        17,749       6.0%



HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 11 - Capital Requirement (Continued)

The following table is a reconciliation of the Association's capital, calculated according to generally accepted accounting principles, to total Tier I capital (in thousands):

                                              September 30,
                                           -------------------
                                            2004         2003
                                            ----         ----

Equity                                     $45,097     $40,399
Other comprehensive income -
  unrealized gain (loss) on securities           2          16
Mortgage servicing rights, net                (315)       (312)
                                           -------     -------
     TOTAL TIER I CAPITAL                  $44,784     $40,103
                                           =======     =======

Note 12 - Income Taxes

The components of income tax (benefit) expense consisted of the following (in thousands):

                                                 Year Ended September 30,
                                            ---------------------------------
                                             2004          2003         2002
                                             ----          ----         ----

Current                                     $2,909        $2,758       $1,737
Deferred                                      (225)          665          (93)
                                            ------        ------       ------
    INCOME TAX EXPENSE                      $2,684        $3,423       $1,644
                                            ------        ------       ------

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Income Taxes (Continued)

Deferred income taxes result from timing differences in the recognition of income and expense for income tax and financial reporting purposes (in thousands).

                                                 Year Ended September 30,
                                            ---------------------------------
                                             2004          2003         2002
                                             ----          ----         ----

Federal income tax at statutory rates       $2,505        $3,019       $1,275
State income taxes, net of federal benefit     370           409          262
Effect of permanent differences               (177)         (186)        (122)
Other                                          (14)          181          229
                                            ------        ------       ------
     INCOME TAX EXPENSE                     $2,684        $3,423       $1,644
                                            ------        ------       ------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

                                              September 30,
                                           -------------------
                                            2004         2003
                                            ----         ----
Deferred tax asset:
  Deferred compensation                    $1,025        $583
  Unrealized loss on securities
    available for sale                          2          16
  Allowance for loan losses                 1,097         627
  Accrued expense                             121         107
  Other                                       138           2
                                          -------     -------
     Total deferred tax asset               2,383       1,335
                                          -------     -------

Deferred tax liability:
  Fixed asset basis                          (634)       (582)
  Unrealized gain on securities
    available for sale                          -           -
  Deferred loan fees                         (458)       (317)
  Prepaid expenses                           (135)          -
  Mortgage servicing rights                (1,311)     (1,322)
  Federal Home Loan Bank stock dividends   (1,947)     (1,589)
  Other                                      (162)          -
                                          -------     -------
     Total deferred tax liability          (4,647)     (3,810)
                                          -------     -------

    NET DEFERRED TAX LIABILITY            $(2,264)    $(2,475)
                                          -------     -------

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Income Taxes (Continued)

Included in retained earnings at September 2004 and 2003 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $900,000 at September 2004 and 2003.

Note 13 - Fair Value of Financial Instruments

The estimated fair values of the Association's financial instruments are as follows (dollars in thousands):

                                                 September 30,
                                  ---------------------------------------------
                                          2004                    2003
                                  --------------------    ---------------------
                                             Estimated                Estimated
                                  Carrying     Fair       Carrying      Fair
                                   Amount      Value       Amount       Value
                                   ------      -----       ------       -----
Financial Assets:
  Cash and cash equivalents      $ 215,663   $ 215,663   $  11,118    $  11,118
  Securities available for sale        871         871       5,440        5,440
  Mortgage-backed securities
    held to maturity                96,595      97,526      24,425       25,423
  Loans receivable, net            392,634     396,601     372,629      373,937
  Federal Home Loan Bank stock       7,317       7,317       6,533        6,533

Financial Liabilities:
  Demand and savings deposits      178,862     178,862     156,201      156,201
  Certificates of deposit          164,225     164,718     145,072      147,283
  Federal Home Loan Bank
    advances                       122,797     124,965      96,527      102,425



The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:
The carrying amount approximates fair value.

Securities available for sale and held to maturity:
The fair values of securities excluding restricted equity securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 13 - Fair Value of Financial Instruments (Continued)

Federal Home Loan Bank stock:
The carrying value of FHLB stock approximates fair value based on the respective redemption provisions.

Loans receivable:
For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate and commercial loans with maturities beyond one year are estimated using a discounted cash flow analysis, utilizing interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans with maturities less than one year are estimated to have a fair value equal to the carrying value. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Deposits:
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit maturing beyond one year is estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities. Certificates with maturities less than one year are valued at carrying values.

Off-balance-sheet instruments:
Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower's credit standing. The fair value of the fees at September 30, 2004 and 2003 were insignificant.

Note 14 - Subsequent Event

On May 18, 2004, the Board of Directors of the Association unanimously adopted a Plan of Reorganization and Stock Issuance. At the special meeting of members of Home Federal held on September 20, 2004, members approved the plan of reorganization and stock issuance and the contribution to the Home Federal Foundation by more than the required majority of the total votes entitled to be cast at the special meeting.

Pursuant to the Plan, the Association: (i) converted to a federal stock savings bank (Stock Savings Bank) as the successor to the Association in its current mutual form; (ii) organized a Stock Holding Company as a federally-chartered corporation that owns 100% of the common stock of the Stock Savings Bank; and
(iii) organized a Mutual Holding Company as a federally-chartered mutual holding company that owns at least 51% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Savings Bank succeeded to the business and operations of the Association in its mutual form and the Stock Holding Company sold a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Association as of the effective date of the reorganization continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Association. In addition, all persons who became depositors of the Association subsequent to the reorganization have such membership and liquidation rights with respect to the Mutual Holding Company.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION OF NAMPA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 14-Subsequent Event (Continued)

Borrower members of the Association at the time of the reorganization have the same membership rights in the Mutual Holding Company that they had in the Association immediately prior to the reorganization so long as their existing borrowings remain outstanding.

As of September 30, 2004, pursuant to the plan of reorganization and stock issuance, other liabilities and deposits included refundable stock subscriptions received in the amount of $220.8 million and $10.1 million, respectively.

As of December 6, 2004, the plan of reorganization was completed. The Company's common stock began trading on the Nasdaq National Market under the symbol "HOME" on December 7, 2004. As of December 7, 2004, there were 6,229,504 shares of common stock issued and approximately 1,854 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering. At September 30, 2004, approximately $1.3 million in conversion costs were included in other assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
         Not applicable.

Item 9A.  Controls and Procedures
---------------------------------
  (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) or Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  (b) Changes in Internal Controls: In the year ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

Item 9B.  Other Information
---------------------------
  There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2004 that was not so disclosed.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
  The following table sets forth certain information regarding the Board of Directors of the Company.


 Name               Age at September 30, 2004  Position Held with the Company
------------------  -------------------------  ------------------------------
Daniel L. Stevens              61              Chairman of the Board, President
                                               and Chief Executive Officer

Fred H. Helpenstell, M.D.      73              Director

Thomas W. Malson               74              Director

N. Charles Hedemark            62              Director

Richard J. Schrandt            54              Director

James R. Stamey                61              Director

Robert A. Tinstman             58              Director


  The business experience of each director for at least the past five years is set forth below.

  Daniel L. Stevens is President and Chief Executive Officer of Home Federal, a position he has held since joining Home Federal in 1995. Mr. Stevens became a director in 1996 and has served as Chairman of the Board since 2001. He has been in the financial services industry for over 30 years and has served as a senior officer or chief executive officer for four other mutual and stock thrifts during his career. He is Vice Chairman of the Board of Directors of the FHLB of Seattle, as well as serving as the Chairman of the Audit Committee and a member of the Financial Operations Committee. Mr. Stevens has been a director of the FHLB of Seattle for eight years. He serves on America's Community Bankers FHLB System Committee and the America's Community Bankers Credit Union Working Group, and co-chairs the Idaho Bankers Association Credit Union Task Force. He is Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce and serves as a director for the Idaho Community Bankers Association, Idaho Community Reinvestment Corporation and the Midwest Conference of Community Bankers. He is a director of the Boise State University Foundation, past member of the Boise Philharmonic Association Board of Directors, past member of the Idaho Supreme Court Advisory Council and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

  Fred H. Helpenstell, M.D. is a retired physician. Dr. Helpenstell earned his Bachelors Degree in chemistry and zoology from Grinnell College, Iowa and his medical degree from the University of Illinois Medical School. After becoming an orthopedic surgeon, he opened a practice in Idaho. He served on the Idaho State Board of Medical Examiners from 1968 to 1975 and was President of the Board of Directors of Mercy Medical Center in Nampa. After volunteering his orthopedic skills in Nepal, he spent seven years as chair of the Nepal Program for Health Volunteers Overseas. Dr. Helpenstell is a director of Terry Reilly Health Services, the Boise Philharmonic Association and the Boise Philharmonic Foundation.

  Thomas W. Malson has been the owner and Chief Executive Officer of Robertson Supply, Inc., a wholesale pipe distributor, located in Nampa, Idaho since 1959.

  N. Charles Hedemark is Executive Vice President and Chief Operating Officer of Intermountain Gas Company, a natural gas utility company, where he has been an employee since 1965. Mr. Hedemark is a graduate of Albertson College of Idaho and the Executive Program at Stanford University. He is the immediate past president of the Northwest Gas Association in Portland, Oregon and the Commission of the Capital City Development Corporation. He is past Chairman of Blue Cross of Idaho's Board of Directors, the Boise Metro Chamber of Commerce and the United Way of Ada County, and past President of the Boise School Foundation.

  Richard J. Schrandt is retired after owning D&B Supply Co., Inc., a home and farm supply business, from 1985 until 2002. Mr. Schrandt is a member of the Caldwell Rotary Club.

  James R. Stamey is a retired banker, having been employed by U.S. Bank from 1985 until 2001, where he last served as President of U.S. Bank, Idaho and Executive Vice President and Manager of Corporate Banking of the Intermountain Region. Mr. Stamey is President of the Library Foundation. He also served as President of the Idaho Association of Commerce and Industry and served on the Board of Directors for the Boise Philharmonic, the Idaho Bankers Association and the Boise Rotary Club.

  Robert A Tinstman is the Executive Chairman of the James Construction Group, LLC, a construction consulting company. From May 1999 until May 2002, he was a consultant for Tinstman and Associates. He served as President and Chief Executive Officer of the Morrison-Knudsen Company from 1995 until February 1999, where he had been employed since May 1974.

Executive Officers

  For information regarding the executive officers of the Company, see "Item 1. Business - Executive Officers."

Meetings and Committees of the Board of Directors

  Our Board of Directors meets monthly. During the year ended September 30, 2004, the Board of Directors held 12 regular meetings and one strategic planning session. No director missed more than one meeting of the total meetings of the Board of Directors and committees on which such director served during this period. We currently have standing Audit, Loan, Compensation, Nominating and Asset-Liability Committees.

  The Audit Committee is comprised of Directors Tinstman (Chairman), Hedemark, Schrandt and Stamey. The Audit Committee meets quarterly and on an as needed basis. The Audit Committee evaluates the effectiveness of Home Federal's internal controls for safeguarding its assets and ensuring the integrity of the financial reporting. The Committee hires the independent auditors and reviews the audit report prepared by the independent auditors. This committee met four times during the year ended September 30, 2004.

  The Loan Committee is comprised of the members of the Board of Directors, the Chief Lending Officer, the Residential Lending Operations Manager and a staff underwriter. Mr. Stevens is the Chairman of this Committee. The Loan Committee meets as needed to monitor loan, investment and funding activities; and to establish, review and revise loan and investment policies and practices. This Committee met two times in addition to regular Board of Directors' meetings during the year ended September 30, 2004. Loan Committee members receive no additional fees for serving on the Committee.

  The Compensation Committee is comprised of Directors Hedemark (Chairman), Helpenstell, Malson and Stevens (ex-officio). The Compensation Committee meets annually and on an as needed basis. The Committee provides general oversight to the personnel, compensation and benefits related matters of Home Federal. This Committee met three times during the year ended September 30, 2004.

  The Nominating Committee is comprised of two Board members, one of whom serves as Chairman. The Nominating Committee is appointed annually by the Chairman of the Board. Members of the Committee are selected from the pool of directors who are not up for election during the appointment year. The Nominating Committee meets annually and on an as needed basis and is responsible for selecting qualified individuals to fill expiring director's terms and openings on the Board of Directors. This Committee met once during the year ended September 30, 2004. Nominating Committee members receive no additional fees for serving on the Committee.

  The Asset-Liability Committee is comprised of the entire Board of Directors. The Committee reviews and gives general direction to the activities of the management Asset-Liability Committee. The Asset-Liability Committee meets as a part of the regular monthly Board meetings, and its members receive no additional fees for serving on the Committee.

Audit Committee Financial Expert

  The Audit Committee of the Company is composed of Directors Tinstman (Chairman), Hedemark, Schrandt and Stamey. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Schrandt as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. Director Schrandt is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act. Director Schrandt is a retired Certified Public Accountant and was the owner of D&B Supply from 1985 to 2002. Prior to that, he was a financial analyst and controller with Peavey Company/ConAgra for 11 years and an auditor for Arthur Andersen & Co. for three years.

Code of Ethics

  The Board of Directors adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees during the year ended September 30, 2004. The Code of Ethics requires the

Company's officers, directors and employees to maintain the highest standards of professional conduct. The Company's Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Shareholder Nominations

  During the year ended September 30, 2004, there were no material changes to the procedures pursuant to which a shareholder may recommend a nominee for the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report any failure to file such reports by those due dates. Based solely on the Company's review of Forms 3, 4, and 5 filed by such persons, the Company believes that during the year ended September 30, 2004 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11.    Executive Compensation
----------------------------------
Summary Compensation Table

  The following table sets forth a summary of certain information concerning the compensation paid by Home Federal, including amounts deferred to future periods by the officers, for services rendered in all capacities during the year ended September 30, 2004 to the President and Chief Executive Officer of Home Federal and the three other most highly compensated executive officers of Home Federal who received total annual salary and bonus in excess of $100,000, also known as "named executive officers."

                      Annual Compensation (1) Compensation Awards (2)
                      ----------------------  ---------------------
Name and
Principal         Fiscal                      Restricted            All Other
Position          Year   Salary  Incentive(3) Stock Award  Options Compensation
----------------- ------ ------  -----------  -----------  ------- ------------
Daniel L. Stevens
 President and
 Chief Executive
  Officer         2004 $205,008      $51,252            -         -  $180,714(4)
                  2003  184,008      118,780            -        --   172,160
                  2002  162,000       84,175            -        --   100,252

Robert A. Schoelkoph
 Chief Financial
 Officer          2004  108,080       21,600           --         -    52,374(5)
                  2003  100,011       64,559           --        --    55,061
                  2002   90,095       47,878           --        --    32,756

Roger D. Eisenbarth
 Chief Credit Officer
                  2004  104,004       20,801           --        --    70,475(6)
                  2003   96,000       61,970           --        --    71,464
                  2002   88,511       47,036           --        --    43,000

Lynn A. Sander
 Senior Vice Pres.
  Retail Banking  2004   99,604       20,801           --        --    29,615(7)
                  2003   88,082       56,858           --        --    22,884
                  2002   78,225       41,814           --        --     7,429
    -------------------------------------------------------------------------
(1) Does not include other personal benefits, the value of which did not exceed the lesser of $50,000 or 10% of the total.
(2) As a mutual institution, Home Federal did not have any stock option or restricted stock plans during the year ended September 30, 2004. Home Federal does, however, intend to adopt such plans in the future.

(3) Incentive accrued for the fiscal year ended September 30 and paid November 2, 2004, November 5, 2003 and November 8, 2002.
(4) Includes the following amounts: for the year ended September 30, 2004, $64,243 of compensation credited under deferred incentive agreement, accrual of $108,721 under salary continuation agreement and $7,750 of employer matching contributions to 401(k); for the year September 30, 2003, $84,660 of compensation credited under a deferred incentive agreement, accrual of $81,750 under a salary continuation agreement and $5,750 of employer matching contributions to 401(k); for the fiscal year ended September 30, 2002, $37,518 of compensation credited under a deferred incentive agreement, accrual of $57,234 under a salary continuation agreement and $5,500 of employer matching contributions to 401(k).
(5) Includes the following amounts: for the year ended September 30, 2004, $20,626 of compensation credited under deferred incentive agreement, accrual of $26,379 under salary continuation agreement and $5,369 of employer matching contributions to 401(k); for the year September 30, 2003, $27,471 of compensation credited under a deferred incentive agreement, accrual of $22,610 under a salary continuation agreement and $4,980 of employer matching contributions to 401(k); for the fiscal year ended September 30, 2002, $12,381 of compensation credited under a deferred incentive agreement, accrual of $15,924 under a salary continuation agreement and $4,451 of employer matching contributions to 401(k).
(6) Includes the following amounts: for the year ended September 30, 2004, $27,041 of compensation credited under deferred incentive agreement, accrual of $38,250 under salary continuation agreement and $5,184 of employer matching contributions to 401(k); for the year September 30, 2003, $35,159 of compensation credited under a deferred incentive agreement, accrual of $31,505 under a salary continuation agreement and $4,800 of employer matching contributions to 401(k); for the fiscal year ended September 30, 2002, $15,308 of compensation credited under a deferred incentive agreement, accrual of $23,266 under a salary continuation agreement and $4,426 of employer matching contributions to 401(k).
(7) Includes the following amounts: for the year ended September 30, 2004, $7,879 of compensation credited under deferred incentive agreement, accrual of $16,559 under salary continuation agreement and $5,177 of employer matching contributions to 401(k); for the year September 30, 2003, $9,501 of compensation credited under a deferred incentive agreement, accrual of $8,782 under a salary continuation agreement and $4,601 of employer matching contributions to 401(k); for the fiscal year ended September 30, 2002, $1,577 of compensation credited under a deferred incentive agreement, accrual of $2,153 under a salary continuation agreement and $3,699 of employer matching contributions to 401(k).

Option Grants in Last Fiscal Year

  During the fiscal year ended September 30, 2004, the Company did not maintain a stock option plan. Therefore, no options were granted to the Chief Executive Officer and the named executive officers during the fiscal year ended September 30, 2004.

Employment Agreements for Chief Executive Officer

  In connection with the reorganization, Home Federal Bancorp and Home Federal have entered into separate three-year employment agreements with Daniel L. Stevens. Under the employment agreements, the aggregate initial base salary level for Mr. Stevens is $205,000, which amount may be increased at the discretion of the Board of Directors or an authorized committee of the Board. On each anniversary of the initial date of the employment agreements, the term of the agreements will be extended for an additional year unless notice is given by the Board of Directors to Mr. Stevens at least 90 days prior to the anniversary date. The agreements may be terminated by Home Federal or Home Federal Bancorp, as appropriate, at any time, by Mr. Stevens if he is assigned duties inconsistent with his initial position, duties and responsibilities, or upon the occurrence of certain events. If Mr. Stevens's employment is terminated without cause or upon his voluntary termination following the occurrence of an event described in the preceding sentence, Home Federal or Home Federal Bancorp, as appropriate, would be required to honor the terms of the agreement through the expiration of the then current term, including payment of cash compensation and continuation of employee benefits.

  The employment agreements also provide for a severance payment and other benefits if Mr. Stevens is involuntarily terminated within 12 months following a change in control of Home Federal Bancorp. The agreements authorize severance payments on a similar basis if Mr. Stevens voluntarily terminates his employment following a change in control because he is assigned duties inconsistent with his position, duties and responsibilities immediately prior to the change in control. The agreements define the term "change in control" as having occurred when (1) any person, as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (with the exception of Home Federal Bancorp or certain persons acting on behalf of Home Federal Bancorp), is or becomes the beneficial owner of 25% or more of the combined voting power of Home Federal Bancorp's then outstanding securities; (2) individuals who are members of the Board cease for any reason to constitute at least a majority thereof (with certain exceptions); (3) the stockholders of Home Federal Bancorp approve a merger of consolidation of Home Federal Bancorp with any other corporation (other than certain mergers or consolidations where either there is continued ownership of at least 50% of the combined voting power of Home Federal Bancorp stockholders, or no person (as defined above) acquires more than 25% of the combined voting power of Home Federal Bancorp's then outstanding securities); or (4) the stockholders of Home Federal Bancorp approve a plan of complete liquidation or the sale or disposition by Home Federal Bancorp of all or substantially all of the assets of Home Federal Bancorp (or any transaction having a similar effect).

  The maximum value of the severance benefits under each employment agreement is
2.99 times Mr. Stevens's average annual compensation during the five-year period prior to the effective date of the change in control (known as the base amount). The employment agreements provide that the value of the maximum benefit be distributed in the form of a lump sum cash payment equal to 2.99 times Mr. Stevens's base amount, and continued coverage under Home Federal Bancorp's and Home Federal's health, life and disability programs for a 36-month period following the change in control, the total value of which does not exceed 2.99 times his base amount. Assuming that a change in control had occurred at March 31, 2004 and that Mr. Stevens elected to receive a lump sum cash payment, he would be entitled to a payment of approximately $692,000. Section 280G of the Internal Revenue Code provides that severance payments (either separately or in conjunction with other payments made on account of a change in control) that equal or exceed three times the individual's base amount will result in Mr. Stevens receiving "excess parachute payments" if the payments are conditioned upon a change in control. Individuals receiving parachute payments in excess of
2.99 times of their base amount are subject to a 20% excise tax on the amount by which the value of the individual's change in control benefits exceed one times the individual's base amount (the excess parachute payment). If excess parachute payments are made, Home Federal Bancorp and Home Federal would not be entitled to deduct the amount of these excess payments. The employment agreements provide that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Severance Agreements for Executive Officers

  In connection with the reorganization, Home Federal entered into three-year change in control severance agreements with each of Robert A. Schoelkoph, Roger
D. Eisenbarth, Lynn A. Sander, Denis J. Trom and Karen Wardwell. On each anniversary of the initial date of the severance agreements, the term of each agreement may be extended for an additional year at the discretion of the Board or an authorized committee of the Board. The severance agreements also provide for a severance payment and other benefits if the executive is involuntarily terminated after a change in control of Home Federal Bancorp. The agreement also authorizes severance payments where the executive voluntarily terminates employment following a change in control because of being assigned duties inconsistent with the executive's position, duties, responsibilities and status immediately prior to such change in control. The agreement defines the term "change in control" in the same manner as defined under Mr. Stevens's employment agreement, described above. The severance benefit is equal to 2.99 times the executive's average annual compensation during the five-year period prior to the effective date of the change in control (known as the base amount). This amount will be paid to the executive in a cash lump sum within 25 days after the later of the date of the change in control or the date of the executive's termination. Home Federal also will continue to pay, for the remaining term of the executive's agreement, the life, health and disability coverage of the executive and his/her eligible dependents. Assuming that a change in control had occurred at March 31, 2004 and that each executive elected to receive a lump sum cash payment, Messrs. Schoelkoph and Eisenbarth and Ms. Sander, the named executive officers, would be entitled to payments of approximately $384,000, $377,000 and $303,000, respectively. Plan benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code (relating to excess parachute payments upon a change in control).

Deferred Incentive Plan for Executive Officers

  Home Federal maintains an unfunded nonqualified deferred incentive plan for designated executive employees. Participation in the plan is at the discretion of the Board of Directors. The plan provides an incentive award percentage determined by reference to Home Federal's return on assets and return on equity for the year. The incentive award is conditioned on Home Federal maintaining a stable-to-improving trend on return on assets and return on equity. Each year, the percentage is determined and multiplied by the participant's base salary for the year. The resulting amount is set aside in an unfunded deferral account for that participant. The deferral account is credited annually with an earnings percentage equal to the percentage increase in Home Federal's net worth over the year. Upon the participant's termination of employment after the participant's normal retirement date or disability, or an involuntary termination within 24 months following a change in control of Home Federal Bancorp, the value of the participant's deferred account will begin to be paid. The agreement defines the term "change in control" in the same manner as defined under Mr. Stevens's employment agreement, described above. Upon the participant's termination of employment after the participant's early retirement date, the value of the participant's deferral account, reduced to reflect the early commencement of benefits, and further reduced by ten percent for each year of service less than ten, will begin to be paid. Upon the participant's termination of employment prior to the participant's early retirement date, the value of the participant's deferral account, reduced by ten percent for each year of service less than ten, will be paid beginning on the participant's normal retirement date. Hardship distributions are permitted. A death benefit also is provided under the plan equal to the greater of the value of the participant's deferral account, or $683,000, $613,000, $490,000 and $707,000 for Messrs. Stevens, Schoelkoph and
Eisenbarth and Ms. Sander, respectively. All benefits are paid over 180 months, and during that period, the deferral account is adjusted for interest. Benefits are reduced to the extent necessary to avoid the payment of an excise tax under
Section 280G of the
Internal Revenue Code (relating to excess parachute payments upon a change in control).

Salary Continuation Plan for Executive Officers

  Home Federal maintains an unfunded nonqualified deferred compensation plan for designated executive employees. Participation in the plan is at the discretion of the Board of Directors. Under the plan, if the participant makes the required contributions, then upon the participant's normal retirement date (age 65), the plan will pay a monthly benefit equal to 50% of the average of the participant's final 36 months of base salary (the final salary benefit), plus the participant's deferral account balance. The participant's deferral account balance is the sum of the participant's elective deferrals plus interest credited at prime minus one percent. The plan provides a reduced monthly benefit if the participant terminates employment as a result of early retirement (termination before age 65). The early retirement benefit is the participant's vested accrual balance plus the deferral account balance as defined above. Vesting occurs at a rate of ten percent per plan year. The plan also provides a disability benefit, which is the same as the early retirement benefit except that the benefit is fully vested. There is also a change in control benefit (if the participant is involuntarily terminated within 24 months following the change in control) equal to (1) the participant's accrual balance determined as of the end of the month preceding the change in control, (2) the participant's deferral account balance as defined above, and (3) 2.99 times the participant's base annual salary as of the change in control. Plan benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code (relating to excess parachute payments upon a change in control). The agreement defines the term "change in control" in the same manner as defined under Mr. Stevens's employment agreement, described above. In the event of the participant's death, the participant's beneficiary would receive the sum of the participant's projected benefit and his deferral account balance as defined above. The participant's projected account is the final salary benefit the participant would have received had he attained age 65, assuming a 4% annual increase in the participant's base salary. The final salary benefit paid in connection with a participant's normal retirement will be paid in monthly payments over 180 months and other payments based on accrual balances will be paid over 180 months, with interest credited on unpaid amounts at 7.5% per year. Final salary benefits begin upon the participant's termination of service after the participant's normal retirement date, death or disability. Final salary benefits paid on account of early retirement begin upon the participant's attainment of age 65. The participant's deferral account balance will be paid in a lump sum within 90 days of the participant's termination of employment. Under the agreements, Messrs. Stevens, Schoelkoph and Eisenbarth and Ms. Sander would receive monthly benefits of approximately $9,000, $6,900, $5,200 and $6,500, respectively, upon retirement or after attaining the normal retirement age.

Report of the Compensation Committee

  The Compensation Committee of the Company administers all policies that govern executive compensation for the Company. The Compensation Committee is responsible for evaluating the performance of the Chief Executive Officer while the Chief Executive Officer evaluates the performance of other senior officers and makes recommendations to the Compensation Committee regarding their compensation levels. The Company's executive compensation policies are intended to retain and attract key executives who are vital to the success of the Company by providing a compensation package that is competitive in the financial industry and motivational to each individual executive.

  In making its recommendations, the Compensation Committee considers numerous factors, including the past service of such employee, the present and potential contributions of such employee to the success of the Company, and such other factors as the Committee shall deem relevant, including the employee's years of service, position with the Company, and other factors. In addition the Committee, in its discretion, may review compensation reports prepared by third parties of companies and banks that are of a similar size and in a similar location in order to make its recommendations. The Committee does not apply a formula assigning specific weights to any of these factors when making their determination.

  Currently, the compensation for executive officers consists principally of a base salary and bonus. In addition, the Company maintains a 401(k) profit sharing pension plan for all qualifying employees and provides opportunities for employee ownership of the Company's common stock through participation in an employee stock ownership plan. The Company has also entered into Severance Agreements with the Company's executive officers and maintains a Deferred Incentive Plan and a Salary Continuation Plan on their behalf.

  Base Salary. The Board of Directors approves an annual base salary for all senior officers and executive officers, based upon recommendations from the Compensation Committee. Annual base salaries are generally effective October 1st of each year. Factors considered in setting base salaries include the executive's performance, the Company's overall performance and compensation levels in the financial industry, among other factors.

  Annual Incentive Bonus. The Company maintains a discretionary bonus plan for employees. The incentive award percentage is determined by reference to Home Federal's return on assets and return on equity for the year. Each year, the percentage is determined and multiplied by the participant's base salary for the year. Awards are paid as soon as practicable following the end of the performance period. Under the plan and for the year ended September 30, 2004, Chief Executive Officer Daniel L. Stevens received $51,252, and the remaining employees received 9.8% of the Company's net income, distributed based upon each employee's salary to total employees' salaries.

  401(k) Profit Sharing Pension Plan. The Company maintains a tax-qualified 401(k) profit-sharing plan for the benefit of employees with one year of service who have attained age 21. The Bank's annual discretionary contribution historically has been 5% of the employee's first 10% contribution.

  Executive Officer Compensation. During the fiscal year ended September 30, 2004, the base salary of the Company's Chief Executive Officer, Daniel L. Stevens, was $205,008. In addition, he received an incentive bonus of $51,252 and was credited with $180,714 in other compensation as set forth in the preceding Summary Compensation Table. This resulted in total compensation of $436,974, which represents an 8.0% decrease from the previous year. The
Board of Directors believes that Mr. Stevens' compensation is appropriate based on the Company's compensation policy, consideration of salaries for similar positions in the financial industry and the Company's performance during the fiscal year.

  Compensation Committee of the Company consisting of:

                   /s/  N. Charles Hedemark (Chair)
                   /s/  Fred H. Helpenstell, M.D.
                   /s/  Thomas W. Malson
                   /s/  Daniel L. Stevens (ex-officio)

  Compensation Committee Interlocks and Insider Participation. With the exception of Daniel L. Stevens, who serves as an ex-officio member of the Compensation Committee, no members of the Compensation Committee were officers or employees of the Company or any of its subsidiaries during the year ended September 30, 2004, were formerly Company officers or had any relationships otherwise requiring disclosure.

Compensation of Directors

  Directors of the Company are not currently compensated but serve and are compensated by Home Federal. It is not anticipated that separate directors' fees will be paid to directors of the Company until such time as these persons devote significant time to the separate management of the Company's affairs, which is not expected to occur until the Company becomes actively engaged in additional businesses other than holding the stock of Home Federal. We may determine that such compensation is appropriate in the future.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------
  (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

  Persons and groups who beneficially own in excess of 5% of the Company's common stock are required to file with the SEC, and provide a copy to the Company, certain reports disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on such reports, the following table sets forth, as of the close of business on December 7, 2004, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of common stock. Management knows of no persons other than those set forth below who beneficially owned more than 5% of the outstanding shares of common stock as of the close of business on December
7, 2004.

  The following table also sets forth, as of the close of business on December 7, 2004 information as to the shares of common stock beneficially owned by (a) each current director of the Company, (b) each of the executive officers named in the Summary Compensation Table ("named executive officers") and (c) all executive officers and directors of the Company as a group.

                                      Number of Shares        Percent of Shares
Name                                  Beneficially Owned(1)   Outstanding
-----------------------------------   --------------------    -----------------

Beneficial Owners of More than 5%

Home Federal MHC
500 12th Avenue South
Nampa, Idaho 83651                            8,979,246                59.04%


Directors

Daniel L. Stevens **                             46,009                  *

Fred H. Helpenstell, M.D.                        30,000                  *

Thomas W. Malson                                 25,000                  *

N. Charles Hedemark                              25,000                  *

Richard J. Schrandt                              25,000                  *

James R. Stamey                                  10,000                  *

Robert A. Tinstman                               25,000                  *


Executive Officers

Robert A. Schoelkoph                             23,088                  *

Roger D. Eisenbarth                              20,100                  *

Lynn A. Sander                                    9,501                  *

Denis J. Trom                                    25,000                  *

Karen Wardwell                                    2,993                  *
                                             ----------           ----------

All executive officers and directors
 as a group (12 persons)                        266,691                 1.77%

 ---------------------------------------------------------------------------
*   Less than 1%.
**  Mr. Stevens is also an executive officer of the Company.
(1) In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he or she has voting and/or investment power with respect to such security. The table includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

   (c)    Changes In Control

  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

   (d) Equity Compensation Plan Information. The Company did not have any established equity compensation plans during the year ended September 30, 2004.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------
    The Company has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with non-insider employees prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features. However, employees, directors and officers receive a preferred rate on six-month and one-year adjustable rate mortgages, and on certain types of consumer loans.

  All loans we make to our directors and executive officers are subject to federal regulations restricting loans and other transactions with affiliated persons of the Company. Loans and available lines of credit to all directors and executive officers and their associates totaled approximately $930,000 at September 30, 2004, which was 2.1% of our equity at that date. All loans to directors and executive officers were performing in accordance with their terms at September 30, 2004. Total deposits of directors and executive officers were approximately $1.5 million at September 30, 2004.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------
Audit Fees

  During the fiscal year ended September 30, 2004, the aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed during the fiscal year ended September 30, 2004 was $68,121, which were paid to Moss Adams, LLP. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements during the fiscal year ended September 30, 2003 was $48,460, which was paid to Moss Adams, LLP.

Audit Related Fees

  The Company paid fees to Moss Adams, LLP for audit-related services for the fiscal years ended September 30, 2004 and 2003, including the review of the documents filed in connection with the our mutual to stock conversion. The fees billed to the Company during the fiscal years ended September 30, 2004 and 2003 for these audit-related services were $160,381 and $0, respectively, which were paid to Moss Adams, LLP.

Tax Fees

  The aggregate fees billed to the Company for tax services by Moss Adams, LLP for the fiscal years ended September 30, 2004 and 2003 were $3,500 and $5,765, respectively, which were paid to Moss Adams, LLP. Such fees were for tax return preparation.

All Other Fees

  The Company paid no other fees to Moss Adams, LLP for the fiscal years ended September 30, 2004 and 2003, respectively.

  The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent auditors in connection with its annual review of its Charter. Pre-approval may be granted by action of the full Audit Committee or by delegated authority to one or more members of the Audit Committee. If this authority is delegated, all approved non-audit services will be presented to the Audit Committee at its next meeting. In considering non-audit services, the Audit Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditors and whether the service could compromise the independence of the independent auditors.
The Audit Committee of the Board of Directors determined that the services performed by Moss Adams, LLP other than audit services are not incompatible with Moss Adams, LLP maintaining its independence.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
  (a)    Exhibits

         3.1  Articles of Incorporation of the Registrant (1)

         3.2  Bylaws of the Registrant (1)

         10.1 Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bank (1)

         10.2 Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bancorp, Inc. (1)

         10.3 Form of Severance Agreement for Executive Officers (1)

         10.4 Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (1)

         10.5 Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with Each of its Directors (1)

         10.6 Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with Each of its Directors (1)

         10.7 Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt, James R. Stamey and Robert A. Tinstman (1)

         10.8 Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan
              Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (1)

         10.9 Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth,
              Lynn A. Sander and Karen Wardwell (1)

         14   Code of Ethics

         21   Subsidiaries of the Registrant

         23   Consent of Accountants

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

         32   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

___________

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).

                                SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOME FEDERAL BANCORP, INC.



Date: December 29, 2004                     By: /s/ Daniel L Stevens
                                                ---------------------------
                                                Daniel L. Stevens
                                                President and Chief Executive
                                                 Officer

  Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                            TITLE                      DATE
                                      -----                      ----

/s/Daniel L. Stevens          Chairman of the Board,        December 29, 2004
--------------------          President, Chief Executive
Daniel L. Stevens             Officer and Director
                             (Principal Executive Officer)


/s/Robert A. Schoelkoph       Chief Financial Officer       December 29, 2004
-----------------------      (Principal Financial and
Robert A. Schoelkoph          Accounting Officer)


/s/Fred H. Helpenstell, M.D.  Director                      December 29, 2004
----------------------------
Fred H. Helpenstell, M.D.


/s/Thomas W. Malson           Director                      December 29, 2004
-------------------
Thomas W. Malson


/s/N. Charles Hedemark        Director                      December 29, 2004
----------------------
N. Charles Hedemark


/s/Richard J. Schrandt        Director                      December 29, 2004
----------------------
Richard J. Schrandt


/s/James R. Stamey            Director                      December 29, 2004
------------------
James R. Stamey


/s/Robert A. Tinstman         Director                      December 29, 2004
---------------------
Robert A. Tinstman

                           Exhibit 14

                         Code of Ethics

                              CODE OF ETHICS

                        Revised September 20, 2004


                             Policy Statement
================================================================================

To the public, our customers, and others, each of us represents Home Federal. Maintaining the highest standards of professional and ethical conduct is essential in preserving the integrity of Home Federal. We must all be continually sensitive to the fact that our actions, as viewed by disinterested observers, are subjected to close scrutiny and critical interpretation.

These sections outline the Code of Ethics Policy reviewed and approved by the Board of Directors of Home Federal Savings and Loan Association of Nampa. Home Federal is committed to assisting all in determining what is appropriate personal and professional ethics and reaffirming Home Federal's policy of ethical conduct that is in compliance with all state and federal laws. This policy applies to all employees and non-employee members of the Board of Directors of Home Federal.

================================================================================

I.  INTRODUCTION

All employees of Home Federal must comply with this Code of Ethics within the first hour of employment. Managers, employees, and technical personnel must modify system configurations and procedures, if necessary, to comply with the terms of this policy.

The business of Home Federal Savings and Loan Association of Nampa ("Home Federal") and its affiliates includes a full array of banking products and related services. During the performance of our duties, it is necessary to interact with many constituencies. These persons place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations

Home Federal requires corporate and affiliate directors, officers, and employees to observe a high standard of ethics in business and personal matters. The following Code of Ethics specifies certain standards for the guidance of all directors, officers, and employees. The Code should be considered as illustrative, but not regarded as all-inclusive.

Failure to comply with all policies and procedures may result in termination of employment or service on the Board of Directors. Any questions regarding proper code of conduct should be referred to an immediate supervisor or to the Director of Human Resources.

Home Federal Code of Ethics                                         Page 2 of 15
================================================================================

II.  GENERAL POLICIES

A.  General

All Directors, officers, and employees (referenced throughout this policy as "individuals" unless specifically identified) of Home Federal (referenced throughout this policy as "Association" unless specifically identified) have certain responsibilities that directly and indirectly reflect upon the reputation and successful business operation of Home Federal. The most important personal aspects of Home Federal are the trust and confidence of its depositors, customers, and employees. With this same basic principle in mind, all individuals of Home Federal must ensure that honesty and integrity are among Home Federal's highest priorities.

The following sections in this policy are to assist all individuals of Home Federal in determining what is appropriate personal and professional ethics and reaffirms Home Federal's policies of ethical conduct. The foundation of Home Federal's code of ethics consists of basic standards of business, as well as personal conduct:

1. Honesty and candor in Home Federal activities, including compliance with the spirit, as well as the letter of the law.

2. Avoidance of conflicts between personal interests and the interests of Home Federal, or even the appearance of such conflicts.

3. Maintenance of Home Federal's reputation and avoidance of activities that might reflect adversely on Home Federal.

4.   Integrity in dealing with Home Federal's assets.

5.   Total compliance with laws and regulations.

At Home Federal's discretion and judgment, Home Federal may revise, withdraw, or add any rules, policies, or procedures at any time in order to maintain safe and efficient operation. Officers and employees should be aware that a violation of rules, policies, or procedures provides a basis for disciplinary action that may lead up to and include termination.

In all situations, including those where there are no applicable legal principles or the law is unclear or in conflict, all individuals of Home Federal are expected to conduct themselves in such a manner that can be supported by Home Federal, and to exercise good judgment in the discharge of their responsibilities.

B.  Employer Responsibility

Home Federal pledges all employees fair treatment, good career opportunities, and attractive working conditions, including pay and benefits. In return, it expects from all employees conscientious and professional work, high ethical standards, and observance of such special restrictions as may be required because of the fiduciary nature of an activity.

Specifically, Home Federal, as an employer:

1. Seeks to promote equality of employment opportunity, career advancement, and to eliminate influences of bias based on race, religion, ethnic background, sex, and age.

2. Maintains ongoing affirmative action programs and expects supervisors and other employees to comply fully with the spirit as well as the text of these programs.

3. Makes job performance and job qualifications the basis of selection and promotion.

4. Recognizes that the dignity and individuality of each employee is entitled to respect by other employees.

Home Federal Code of Ethics                                         Page 3 of 15
================================================================================

5. Provides appropriate training, educational, and other opportunities for employees and encourages them to develop their capacities and realize their potential.

6. Attempts to make the best use of each employee's abilities when assigning duties, giving consideration to employee satisfaction and morale, as well as efficiency and cost.

7. Encourages timely, candid, and relevant exchange of information and an open-minded attitude to provide a free and open channel of communication, assure fair and equitable treatment of all employees, and create an atmosphere of understanding, cooperation, and mutual trust.

8. Safeguards the privacy of its employees and confidentiality of employee records as referenced in the Home Federal policy entitled "Privacy of Employee Records and Records Retention Guidelines."

C.  Managers' Responsibility

Managers must exemplify the highest standards of conduct and ethical behavior. In addition, the manager's role is to help employees translate how our standards of conduct and ethics apply to their positions and everyday behavior. It is also the manager's role to enforce our standards. The Office of Human Resources is also available to help you when you have questions or need assistance.

D.  Purchase of Assets from Home Federal

Home Federal employees are eligible to bid on miscellaneous items (e.g., computer equipment, furniture, fixtures, etc.), repossessed and foreclosed properties, or any other properties as described owned by Home Federal when such items are available for sale. Bids will be based on the guidelines enforced by Home Federal. Guidelines, including terms, are not to be overly favorable to an insider purchase when fair market is possible through external sales.

E.  Integrity of Accounting and Records

A fundamental precondition of proper governance of any corporation is the reliability of all accounting information and records. To assure the absolute integrity of such information:

1. All entries to Association books must be prepared with scrupulous accuracy and shall be consistent with the highest standards of accounting practice.

2. No false or artificial entries shall be made in any books or records of Home Federal, and no employee shall engage in any arrangement that results in such entries.

3. No payment on behalf of Home Federal shall be approved or any transaction made with the intention or understanding that part or all of such payment will be used for any purpose other than that described by the documents supporting it.

4. Any employee having information or knowledge of any unrecorded fund or asset or any prohibited act shall promptly report such activity to the President/CEO.

5. No fund, asset, or liability of Home Federal shall, under any circumstances or for any purpose, be concealed or hidden.

6. Full cooperation with Home Federal's internal audit procedures is imperative. False or misleading statements to auditors are considered to constitute a falsification of records and are grounds for dismissal.

7. No member of the staff, management, or any other person acting under the direction of an officer or director may fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the performance of an audit of the financial statements of that company for the purpose of making financial statements materially misleading.

Home Federal Code of Ethics                                         Page 4 of 15
================================================================================

F.  Conflict of Interest

All directors, officers, and employees should avoid situations which could result in, or give the appearance of, a conflict of interest concerning Home Federal, its stockholders, any affiliate, or customers. Personal interest which could affect the proper exercise of judgment must be avoided. In those cases where personal interests do exist, or may appear to exist, an officer or employee should disqualify himself or herself and permit other members of the staff to handle the transaction, and a director should disqualify himself or herself and abstain from discussion and voting on the matter.

In determining whether a conflict of interest could exist, directors, officers, and employees should remember that the rules also apply to their spouses and adult children, where appropriate. For example, a conflict of interest would arise where the spouse of an employee was offered a business opportunity on account of the employee's position at Home Federal.

Having a business or other employment outside Home Federal is permissible provided that it does not conflict with the director, officer, or employee's duties or the time and attention required of his or her position at Home Federal. Also, the business or employment cannot be directly competitive with Home Federal.

Acceptance of membership on outside boards involves possible conflicts of interest. Directors, officers, and employees are encouraged to participate in civic, charitable, and religious organizations; any other such organization, or position therewith, should be authorized by appropriate management. Situations which might be in conflict with this policy should be cleared with the President.

All individuals of Home Federal are expected to take an objective look at their actions from time to time and inquire whether or not a reasonable, disinterested observer - a customer, a supplier, a shareholder, an acquaintance, or a government official - would have any grounds to believe:

1.   The confidential nature of account relationships has been breached.

2.   Fiduciary responsibilities have been handled in a less than prudent manner.

3. Business has been completed with Home Federal only on the basis of friendships, family ties, gift receiving or giving, or to curry favor with special interest groups.

4. Individuals of Home Federal to enhance their own opportunities when dealing with others in their political, investment, or retail purchasing activities use Home Federal's name as leverage.

5. The needs of the shareholders and public are not considered in making business decisions.

In the event a potential conflict of interest does arise involving an officer or employee, its nature and extent should be fully disclosed immediately to the President/CEO who, after making a thorough review of the circumstances, will determine appropriate action to be taken.

In the event a potential conflict of interest does arise involving the President / CEO, its nature and extent should be fully disclosed immediately to one of the members of the Board of Directors who, after conducting a thorough review of the circumstances, will determine appropriate action to be taken.

In the event a potential conflict of interest does arise involving a member of the Board of Directors, its nature and extent should be fully disclosed immediately to the Chairman of the Board, who after investigating the circumstances, will determine appropriate action to be taken.

Home Federal Code of Ethics                                         Page 5 of 15
================================================================================

G. Fiduciary Appointments

Officers and employees must not accept appointment as personal representative, trustee, co-trustee or other fiduciary position of a Home Federal customer, unless the will or trust agreement involves the individual's family relationship. Nor shall such Officer or employee accept a legacy under the will or trust agreement of a Home Federal customer with whom the individual has dealt, unless a family relationship exists. There may be specific circumstances that warrant exceptions to this. All exceptions are to be approved in writing by the President/CEO.

Those Directors who serve in a fiduciary role in their professional capacity are encouraged to avail themselves of Home Federal services, keeping in mind that their responsibility lies in representing their client's best interest ahead of Home Federal's in any such dealings.

H. Beneficiary or Legacy

Officers and employees must report any gift of a beneficial interest or legacy under will or trusts of customers of Home Federal, other than relative, at such time as the individual learns of the designation. The objective of such a notification requirement is to allow for consideration of all of the facts in each case to make certain there are no real conflicts of interest and that a reasonable, disinterested third party could not allege a conflict of interest upon the officer or employee in receipt of this benefit. If this reporting requirement results in a decision that a real or apparent conflict exists or could exist, the officer or employee will be expected to make every effort to be relieved of the expectation of benefit and will probably be required to renounce the gift should it come to the individual by operation of law.

If a beneficial interest or legacy becomes payable to an officer or employee by reason of death of a customer or otherwise, and the early notification procedure set forth above has not been followed, ordinarily the individual will be required to renounce the gift unless there is a showing that the individual's relationship with the settler or testator predated significantly either the individual's hiring by Home Federal or the initiation of business with Home Federal by the settler or testator.

I. Self-Dealing

Individuals of Home Federal are prohibited from:

1. Owning any interest in another company or business which might materially benefit by an action or decision consummated by such officer or employee on behalf of Home Federal; or

2. Representing Home Federal in any transaction with a person or organization in which the individual has a direct interest or from which benefits may be derived.

The officer or employee in writing to the President/CEO must report any significant interest in a company or business having a banking relationship with Home Federal, whether or not the officer or employee deals with that particular company. No supplier of Home Federal shall hold or acquire any interest in such business unless the securities representing such interest are widely held (i.e., traded on the national exchange or in the over-the-counter market). Home Federal employees must disclose all potential conflicts of interest, including those in which they have been inadvertently placed due to either business or personal relationships with customers, suppliers, business associates, or competitors of Home Federal.

Individuals of Home Federal must never use their position with Home Federal to influence public officials or others for personal benefit or for the benefit of another party. Likewise, employment with Home Federal should not be used as leverage to gain favors from customers or suppliers.

J. Signing on Customers' Accounts


To avoid the appearance of a conflict, all individuals of Home Federal should not sign on customers' accounts, have access to their safe deposit boxes, or otherwise represent customers. This does not include situations where individuals of Home Federal act in an ownership capacity or act because of a close family relationship.

Home Federal Code of Ethics                                         Page 6 of 15
================================================================================

K. Confidential Information

The confidential nature of bank accounts and company resources in general is a fundamental precept in financial services. It is important that our directors, officers, and employees be constantly alert to the responsibility of maintaining confidentiality.

All information obtained by virtue of employment with or service to Home Federal should be held in strictest confidence. This includes financial and personal information of customers, including fellow employees, as well as Home Federal's financial information and information related to its internal affairs, competitive position, strategic planning, and regulatory actions. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When disclosing confidential information, do so in a manner that does not risk violating confidentiality.

Confidential information pertaining to Home Federal or its customers, suppliers, stockholders, and employees is to be used solely for corporate purposes and not as a basis for personal gain by directors, officers, or employees.

In certain instances, confidential information could be considered "insider information" within the meaning of federal and state securities laws.
Disclosure or use of such information for personal gain or for avoiding personal loss could result in substantial civil and criminal penalties to individuals who disclose or who use this information. Directors, officers, and employees must be extremely cautious in discussing the corporate affairs of Home Federal with customers or outsiders, including with stockholders of Home Federal who do not have a right to such information before an announcement is made to all stockholders of Home Federal.

1.   Trading in Home Federal's Stock

     Directors, officers, and employees are encouraged to participate and maintain ownership in the stock of Home Federal. While there are occasions that dictate the purchase or sale of any investment, active buying and selling of Home Federal's common stock in order to make short term profits is discouraged. The Securities and Exchange Commission has stringent rules and regulations related to trading securities while in the possession of material, non-public information.

     There may be occasions when you become aware of certain facts related to Home Federal such as earnings, expansion plans, a potential acquisition, or other similar situations which may reasonably be expected to be important to the investing public. Insider information is information that has not been publicly released and which a reasonable person would consider important in determining whether to buy, sell, or hold securities. Until such information is disseminated to the general public through a press release or other public announcement, directors, officer, and employees are prohibited from either purchasing or selling Home Federal's stock. Violation of this policy could subject directors, officers, or employees to possible action by the Securities and Exchange Commission, the result of which may include fines and/or imprisonment. Should any directors, officer, or employee desire to acquire or sell Home Federal's stock while knowledgeable of information which has not been released to the public, inquiries for advice should be made to the Chief Financial Officer.

2.   Protecting Home Federal Information

     All Home Federal information must receive protection against unauthorized access, modification, destruction or disclosure. Individuals of Home Federal must follow applicable policies and procedures and safeguard information in whatever forms it exists (i.e., electronic or hard copy). Deliberate or willful violations of existing policies for protecting Home Federal information or negligent failure to protect Home Federal information properly may result in disciplinary actions.

Home Federal Code of Ethics                                         Page 7 of 15
================================================================================


3.   Disclosure of Corporate News and Information

     Financial information about Home Federal is not to be released to anyone unless it is included in a published report or otherwise made generally available to the public. Officers or employees with questions concerning the disclosure of confidential information should be referred to the President/CEO.

     All media inquiries regarding Home Federal should be referred to the President/CEO. The following subjects are never to be discussed with the media or in any public forum:

     a) Confidential business matters, which could be of interest to competitors.

     b) Information about a customer and the customer's dealings with Home Federal.

     c)   Information about an employee or former employee.

4.   Information Regarding Past and Present Employees

     The policy of Home Federal is to safeguard the confidential aspects of its relationship with its officers and employees; to satisfy all requirements of applicable labor laws; and to maintain uniformity in replies to inquiries concerning past and present officers and employees. In order to assure that this policy is consistently maintained, any request for information regarding past or present officers and employees must be referred to the Office of Human Resources. This includes salary verification and date of last employment.

     The above procedures apply to all requests, whether written or oral, regarding Home Federal, past or present, employment, including routine credit inquiries from legitimate businesses regarding deposit or loan information.

L. Gifts and Entertainment

In the matter of gifts and gratuities to directors, officers, or employees, circumstances must govern. Substantial gifts and excessive entertainment offered because of your affiliation with Home Federal should be courteously and tactfully declined. Commissions, fees, or propositions involving personal gain to a director, officer, or employee in connection with a transaction are highly improper and in some cases, illegal.

No director, officer, or employee or member of his or her immediate family should give or accept cash, gifts, special accommodations, or other favors from anyone with whom the person is negotiating, soliciting, or doing business with on behalf of Home Federal. Similarly, officers and employees may not solicit or accept personal fees, commissions, or other forms of remunerations because of any transaction or business involving Home Federal.

The preceding prohibitions are not applicable to entertainment or hospitality of a "reasonable" value, or gifts (but never cash), which under the circumstances, are of limited or nominal value. Whenever possible, Home Federal should pay the expenses of a director, officer, or employee. Frequent invitations from customers or vendors for meals or entertainment should be declined or handled with firm insistence that the director, officer, or employee pay for alternate meals. The acceptance of gifts of more than a nominal value could be considered as an attempt at bribery and could subject both the giver and the recipient to felony charges as well as the penalties prescribed under the Bank Bribery Act, 18 U.S.C. '215. The Bank Bribery Act also covers agents or attorneys of a financial institution.

Full and timely disclosure to the Director of Human Resources must be made with respect to entertainment, hospitality, or gifts received. Any question or doubt as to the appropriateness of their receipt should be referred to and resolved by the Director of Human Resources on a timely basis. The tactful communication of the limitations of this policy to the donors of gifts is also strongly encouraged.

Home Federal Code of Ethics                                         Page 8 of 15
================================================================================

M. Anti-Trust Rules B Charges and Pricing

Interest rates on deposits and loans, terms of loans, service charges, and other similar matters will be determined solely on the basis of what is in the best interest of Home Federal and its customers. Under no circumstances should any agreements or understandings be established with any other financial institution concerning such charges. Home Federal is individually responsible for its policies and operating procedures.

It is important that no comments be made or actions taken by directors, officers, or employees that could be misinterpreted as an agreement to cooperate with competitors in following a common course of action as to rates of interest paid, the terms on which loans are made, hours, or the price of services offered to customers. Situations where discussions with competitors are permissible are strictly limited to circumstances where action by a banking group is warranted, such as an extension of a term loan by a group of banks or a potential bad loan situation where cooperation among lenders is necessary to assist the borrower in working out financial problems.

N. Fidelity Coverage

Every officer and employee must be covered by Home Federal's fidelity bond. Home Federal will not continue to employ anyone who ceases to be eligible for coverage.

Coverage under the terms of Home Federal's fidelity bond ceases for anyone who has been found to commit a dishonest or fraudulent act. Obviously, this includes the misappropriation of money or other property. It also includes the misposting of accounts to favor oneself or another, the kiting of checks, the making of false entries, records or reports, and the deliberate misrouting of checks to delay payment.

O. Undesirable Business

Directors, officers, and employees may not discriminate in the acceptance of business brought to us by reputable persons. However, it should also be kept in mind that accounts or loans requested from known controversial or unsavory persons or firms should generally be declined. Such relationships could lead to loss and embarrassment for Home Federal and should be very carefully considered.

P. Personal Reputation

Loyalty, fidelity, and good morals are assumed qualities of those who represent Home Federal but, nevertheless, need to be emphasized. It is imperative that each individual display conduct at all times so as to reflect credit on Home Federal and its directors, officers, and employees. A reputation for good morals, ethics, and integrity is within the reach of all, and officers and employees must remain above reproach throughout their business career.

Home Federal and its officers and employees may be subject to penalties if they violate any laws. It is, therefore, important that officers and employees be familiar with the laws and regulations governing the line of business in which they work and that officers and employees be careful to ensure that those laws and regulations are in full compliance. Compliance with laws and regulations is everyone's responsibility. Officers and employees who commit illegal acts could be subjected to disciplinary action, which may include termination.

Additionally, it is the responsibility of all officers and employees to report all instances of known or suspected illegal activity on the part of any officer, employee, agent or customer of Home Federal. If it is uncertain as to the propriety of an individual's actions, contact the Director of Human Resources to obtain clarification. Officers and employees must promptly notify the Security Officer if it is suspected that an officer, employee, agent, or customer has committed an illegal act or the discovery of any circumstances that suggest that a crime has been committed. Failure to report suspected illegal activities properly as outlined in this policy might subject that officer or employee to disciplinary action including, if appropriate, termination. Home Federal is required by law to report violations of criminal laws to state and/or federal law enforcement agencies.

Home Federal Code of Ethics                                         Page 9 of 15
================================================================================

Home Federal policy prohibits any form of retaliatory action toward an officer or employee who notifies Home Federal of a suspected illegal act or participates in the investigation of a complaint.

Dishonest and fraudulent acts by Home Federal officers and employees are crimes under federal and state law, and may be punishable by fines and/or imprisonment. Examples of activities prohibited by law include:

1. Accepting anything of value (except an individual's salary or other compensation paid or sanctioned by Home Federal) in connection with the business of Home Federal. (Refer to the section of this policy for detailed description of Home Federal's policy regarding Gifts, Gratuities, and Other Payments from Customers.)

2.   Stealing, embezzling or misapplying corporate funds or assets.

3. Using threats, physical force, or other unauthorized means to collect money.

4. Issuing unauthorized obligations (such as certificates of deposit, notes, mortgages or commitments) or making false entries.

5. Unless specifically permitted by law, making a loan or giving a gift to a regulator who has the authority to examine Home Federal.

6.   Using a computer to gain unauthorized access to the records of a customer.

7.   Concealing or misapplying any of Home Federal's assets.

8. Loaning funds to, or depositing funds with third parties with the understanding, express or implied, that the party receiving such funds will make a loan or pay any consideration to the officer or employee.


Q.  Community and Political Activity

As an institution, Home Federal cannot and should not engage in politics. Directors, officers, and employees, however, are encouraged to stay well informed on local, state, and national affairs and to meet their responsibility to vote in all elections.

Directors, officers, and employees should ensure that their participation in political activities in no way reflects unfavorably on Home Federal. Community and political activities by directors, officers, and employees are encouraged, provided that participation:

1.   Is accomplished in a legal manner.

2.   Does not interfere with work performance for Home Federal.

3.   Is not deemed to be divisive in the community.

4. Occurs in such a manner which clearly indicates that the director, officer, or employee does not speak for Home Federal.

Before running for an elected political office or accepting an appointment to a federal, state, or local government office, the director, officer, or employee must discuss the position with Home Federal's Chief Executive Officer.

Federal law prohibits Home Federal from making political contributions to parties or candidates. Loans to political parties or candidates are also generally prohibited. The use of any corporate funds, supplies, special services, equipment, or labor for political purposes must be avoided as such use is illegal. Additionally, no reimbursement will be made to any individual for political contributions or for the cost of attendance at any political function. Fund-raising efforts for any purpose should be avoided if there is any possibility of an adverse effect on the reputation of Home Federal.

Home Federal Code of Ethics                                        Page 10 of 15
================================================================================

R. Illegal Activity

Directors, officers, and employees are expected to abide by all local, state, and federal laws, regulations, and guidelines. Officers or employees engaged in activities found to be in conflict with and against these laws, regulations, or guidelines will be subject to termination of employment. Examples of illegal activity include, but are not limited to:

1.   Embezzlement
2.   Unauthorized sale of information
3.   Frauds such as forgery, counterfeiting, and check kiting
4.   Unauthorized use of funds, revenues, and fees
5.   Abuse of expense, asset, and liability accounts
6.   Sexual harassment or discrimination

In addition, any director, officer, or employee who is charged with, or is entering into a pretrial diversion or similar program for any crime involving breach of trust, dishonesty, money laundering, a drug-related offense, a crime of violence, or a felony must immediately notify the Director of Human Resources.

S.  Competition

The competition between Home Federal and other financial institutions must always be positive. The best possible service and personal interest in our customers are much ore effective than the criticism of a competitor. Such criticism is not in keeping with the character of Home Federal and should have no place in the conversation of directors, officers, and employees.

Federal law prohibits any combination, conspiracy or agreement among competitors to restrict or prevent competition. A violation of the law can occur through a formal or informal agreement between Home Federal and a competitor to:

1.   Fix prices.
2.   Allocate markets or customers.
3.   Refuse to deal with particular suppliers or customers.

All individuals of Home Federal in contact with Home Federal's competitors must avoid any agreements with them (or even circumstances that might give the appearance of such agreements) relating to how Home Federal conducts its business. All individuals of Home Federal should especially be careful at social or professional meetings. Discussions or exchanges of information relating to competitive matters (i.e., cost, pricing, or strategy) must carefully be avoided.

Officers and employees with questions concerning antitrust issues should be directed to their immediate manager or any executive officer.

T.  Money Laundering Activities/Bank Secrecy Act

Both federal and state law prohibits the laundering of money. Money is laundered to hide criminal activity associated with it, including the crimes by which it is generated (i.e., drug trafficking, tax avoidance, counterfeiting, etc.). Officers and employees need to "know their customer" and be alert to the dangers to Home Federal should it, even unwillingly, become involved in receiving or laundering proceeds of crimes. Regulators require banks to report any known or suspected criminal activity, such as the laundering of monetary instruments or structuring of transactions to avoid Bank Secrecy Act requirements (refer to Home Federal's Bank Secrecy Policy for specific reporting requirements). Officers and employees should contact the Security Officer immediately in the event any known or suspected criminal activity or transaction comes to their attention.

Home Federal Code of Ethics                                        Page 11 of 15
================================================================================

U. Outside Employment

Home Federal does not prohibit outside employment; however, officers and employees are expected to devote full-time attention and energy to their career with Home Federal. Significant outside employment or employment in positions or establishments which may result in adverse public reaction must be avoided.
Home Federal policy requires that officers and employees inform their immediate supervisor prior to accepting any outside employment. The immediate supervisor is to inform the Office of Human Resources. No outside employment of any kind will be approved which might subject Home Federal to criticism or which would encroach upon working time, interfere with regular duties, or necessitate such long hours as to affect the individual's effectiveness.

Officers and employees must avoid outside employment that involves or may appear to involve a conflict of interest. Examples include:

1. Employment by a company or personally engaging in any activity that is competitive with Home Federal.

2. Employment that involves the use of Home Federal's equipment, supplies or facilities.

3. Employment which involves the preparation, audit or certification of statements, tax returns, or other documents upon which Home Federal may place reliance for lending or other purposes. Officers and employees who prepare income tax returns for individuals or entities other than the themselves must obtain confirmation from their potential client that the client does not intend to use the officer's or employee's work product as part of any transaction with Home Federal.

4. Employment that involves the rendering of investment, legal or other advice, or exercising judgment which is based upon information, reports or analyses that are accessible primarily from or through the individual's employment with Home Federal.

5. Employment which may reflect adversely on the officer, employee, or on Home Federal.

6. Employment under circumstances that may suggest the sponsorship or support of Home Federal on behalf of the outside employer or an outside organization.

7.   Employment as an insurance or securities broker, agent, or representative.

8. Employment as a real estate salesman, broker, agent or contractor (except with the prior written approval of the officer's or employee's immediate supervisor with concurrence of Executive Management). Prior written approval is required since there are a number of potential conflict of interest situations, as well as possible violations of banking laws, which must scrupulously be avoided in this area).

V.  Advice To Customers

1.   Legal Advice

     Officers and employees may on occasion be asked by customers to make statements that relate to the legality of particular transactions. Home Federal cannot practice law or provide legal advice. As such, officers and employees must exercise care in discussions with customers. Nothing must be said which might be interpreted as the giving of legal advice.

     Officers or employees with questions as to whether legal advice is being requested should consult with their supervisor or Executive Management.

2.   Tax or Investment Advice

     Officers and employees must avoid giving customers advice on tax matters, the preparation of tax returns, or in investment decisions, except as may be appropriate in the performance of a fiduciary responsibility, or as otherwise required in the ordinary course of duties.

Home Federal Code of Ethics                                        Page 12 of 15
================================================================================

3.   Recommending Other Firms

     During the course of contact with customers and the general public, officers and employees may be asked to recommend others who provide professional services. Typically, such requests involve attorneys, accountants, securities dealers, insurance agents, brokers, and real estate agents. Home Federal, excluding only referral arrangements made by Home Federal, must give customers who receive recommendations several qualified sources without indicating any preference or warranty.

W.  Lending Relationships And Prohibited Lending Practices

1.   Borrowing

     To avoid possible conflicts of interest, loan applications submitted to officers and employees by relatives or close personal friends (or entities controlled by relatives or close personal friends) are to be submitted to other independent lending officers or employees of equal or higher position for processing and approval. With the same respect, loan applications submitted to Directors by relatives or close personal friends (or entities controlled by relatives or close personal friends) are to be submitted through the normal lending channels. This policy also applies to the processing and approval of overdrafts, waiver of service charges, and other free services.

2.   Lending Relationships

     It is the position of Home Federal that lending services be available to serve the legitimate and deserving credit needs of all customers on an equal basis. Loan terms and conditions shall be based on the borrower's credit worthiness and banking relationships.

     Directors and Executive Officers are required to comply with the provisions of Regulation O, "Loans to Executive Officers, Directors, and Principal Shareholders of Member Banks", relative to all Home Federal borrowing.

3.   Prohibited Lending Practices

     Any transaction between an officer or employee of Home Federal and a customer of Home Federal must be conducted on an "arm's length basis", meaning the officer or employee may not receive any discount or other benefit not normally granted to others. Additionally, no officer or employee shall borrow directly from another employee.

     Officers and employees may not borrow money from customers or suppliers (including personal friends) of Home Federal, except from recognized lending institutions. The term "borrow" does not include a purchase from a customer or supplier resulting in an extension of credit in the normal course of business.

     Lending officers are not permitted to process loan applications or to extend credit to members of their immediate family. Immediate family is defined as spouses, parents, children, and/or siblings, grandparents, in-laws, or cousins. Any such loan application must be referred to another lending officer.

X.  Gifts, Gratuities, And Other Payments From Customers

It is a federal crime for officers, employees or members of their immediate family to solicit or accept for themselves or third parties (other than Home Federal) any gift, offer of travel, unusual hospitality or other thing of value from any person or entity which either appears to be, or is in connection with any business or transaction of Home Federal.

Home Federal Code of Ethics                                        Page 13 of 15
================================================================================

Individuals may not accept cash gifts from customers that are not relatives. For the purpose of this policy, a relative is any person who is related by blood or marriage, or whose relationship with the employee is similar to that of persons who are related by blood or marriage If a customer gives an employee cash, the employee should thank the customer and explain that Home Federal policy prohibits accepting cash from customers.

The above prohibits any officer, director, employee, agent, or attorney of a financial institution, or bank holding company except as provided by law, from corruptly soliciting or receiving anything of value for or in connection with any transaction or business of the financial institution. The thing of value may not be for the benefit of the official or of any other person or entity (other than the financial institution itself). Salaries or fees paid by the financial institution to its own officers, employees, and agents are not encompassed within the provisions of the provisions of the subsection.

Officers or employees who are offered or who anticipate receiving a gift or other things of value that is not permitted under the above guidelines must report it promptly in writing to their immediate supervisor and Executive Management.

Officers, employees or their immediate family shall not solicit for themselves or a third party (other than Home Federal) anything of value from anyone in return for any business, service, or confidential information of Home Federal. Moreover, officers, employees or anyone in their immediate family may not accept anything of value (other than the individual's salary or commissions from Home Federal) from anyone in connection with the business of Home Federal, either before or after a transaction is discussed or consummated. Criminal penalties may be imposed for violating these prohibitions.

Possible exceptions to the general prohibition regarding the acceptance of things of value may include:

1. Acceptance of gifts, gratuities, amenities or favors based on family relationships (such as those between the parents, children or spouse of a Home Federal officer or employee) where circumstances make it clear that it is those relationships, rather than the business of Home Federal, which are the motivating factors.

2. Acceptance of meals, refreshments, travel arrangements, accommodations, or entertainment, all of reasonable value and in the regular course of a meeting or other occasion, the purpose of which is to hold a bona fide business discussion, provided the expenses would be paid for by Home Federal as a reasonable business expense, if not paid for by another party.

3. Acceptance of loans from other banks or financial institutions on customary terms to finance proper and usual activities of Home Federal officers or employees, such as home mortgage loans, except where prohibited by law.

4. Acceptance of advertising or promotional material of nominal value, such as pens, pencils, note pads, key chains, calendars and similar items.

5. Acceptance of discounts or rebates on merchandise or services that are offered by a third party to all the officers and employees of Home Federal, or through a program approved by Home Federal, or to the general public.

6. Acceptance of gifts of modest value related to commonly recognized events or occasions, such as a promotion, new job, wedding, retirement, holiday or bar mitzvah. If an officer or employee, or a member of his or her family, receives a gift which exceeds in value that might be considered reasonable in light of this policy, they should report the receipt of such gifts to the Security Officer to see if the retention of such a gift is acceptable under this policy.

7. Acceptance of civic, charitable, educational, or religious organizational awards for recognition of service and accomplishment.

Officers and employees who are uncertain as to the propriety of a gift must seek the written approval of their immediate supervisor before accepting it. The request should be in writing and should state all relevant facts. It is then the supervisor's responsibility to forward a copy of the request along with the supervisor's recommendation to his / her manager.

Home Federal Code of Ethics                                        Page 14 of 15
================================================================================

Y.  Solicitation Policy

1.   General

     This section is designed to protect Home Federal employees against the unauthorized solicitation by other employees and non-employees with regard to such issues as the purchase of goods or services, or rendering support to political or non-political acts.

2.   Solicitation of Employees by Other Home Federal Employees

     It is the policy of Home Federal that on-duty employees are not allowed to solicit other Home Federal employees or distribute unauthorized materials as follows:

     a) Oral/Written Solicitation. An employee may not solicit another employee either orally or with written material while either employee is on "working time." The term "working time" does not include an employee's meal times or break periods when an employee is released from the performance of his or her work, whether such periods are paid for or not.

          Solicitation includes such activities as requests for signatures, contributions for charities, merchandise purchases and requests for donations. An example of such material includes, but is not limited to, the sale of food, selling raffle tickets for a charity, and / or selling cosmetics, etc.

          Home Federal employees are permitted to transmit brief personal e-mail messages to co-workers as long as the messages do not interfere with normal business activities, involve solicitation, are not associated with any for-profit outside business activity, and do not contain information that may potentially embarrass or damage Home Federal, Home Federal's customers, or employees. Refer to Home Federal's Technology Policy for additional information.

     b) Distribution of Handouts/Literature. Distribution by employees of advertising materials, handouts or literature on Home Federal property is prohibited at all times. Exceptions may be made for Home Federal sponsored activities. Bulletin boards are reserved for Home Federal notices or required legislative notices or posters only. Examples of such material include, but are not limited to the posting of notices advertising a local church bazaar or handing out pamphlets for a congressional candidate qualifies as distribution.

3.   Solicitation of Employees by Outside Sources

     Non-employees are prohibited from soliciting employees on Home Federal property, either by personal contact or written communication. Non-employees are not permitted access to the interior of Home Federal's facilities or outside working areas except to avail themselves of customer services.

4.   Solicitation of Home Federal Sponsored Events

     Home Federal may authorize a limited number of fund drives by employees on behalf of charitable organizations or for Home Federal sponsored activities. Employees are encouraged to volunteer to assist in these drives, but their participation is entirely voluntary.

Z.  Speeches And Articles For Publication

Officers or employees may not speak on behalf of Home Federal nor discuss Home Federal's policies or procedures in articles, speeches or presentations without the prior consent of the individual's immediate supervisor and/or Senior Management.

Officers and employees may not use official Home Federal stationery for personal correspondence or other non-work related purposes.

Officers, employees or their immediate family may not solicit honoraria for public speaking or writing services performed on behalf of Home Federal or by reason of the fact that the individual is an employee of Home Federal. Officers and employees, however, may accept reimbursement of related expenses for such services.

Home Federal Code of Ethics                                        Page 15 of 15
================================================================================


III. Special Ethical Obligations of the Chief Executive Officer and Senior Financial Officers

This section of the Code sets forth certain standards for the guidance of the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, Controller, or persons performing similar functions ("Senior Financial Officers").

1.   Honest and Ethical Conduct

     Each Senior Financial Officer must act honestly and ethically. Senior Financial Officers should also promote honest and ethical behavior within Home Federal.

     Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest. A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of Home Federal. Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

     In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly. All information obtained by virtue of employment with Home Federal should be held in strictest confidence. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

2.   Preparation of Public Documents

     Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission which he or she is involve din preparing or reviewing contain full, fair, accurate, timely, and understandable disclosure. In order to ensure this, the Senior Financial Officers must maintain the skills relevant to Home Federal's needs. The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

3.   Compliance with Laws, Rules, and Regulations

     Each Senior Financial Officer must comply with all local, state, and federal laws, rules, and regulations. Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules, and regulations will be subject to termination of employment. The Senior Financial Officers should also cause other officers and employees to comply with all local, state, and federal laws, rules, and regulations.


IV. ADMINISTRATION OF THE CODE

Any violation or suspected violation of this Code of Ethics must be promptly reported to the Audit Committee of the Board of Directors. Violators of the code may be subject to disciplinary action, up to and including termination of employment. Questions regarding the code and requests for a waiver from the Code should be brought to the Audit Committee. The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

This Code of Ethics shall be publicly available. Changes to, and waivers from, the section of the Code specifically applicable to Senior Financial Officers shall also be disclosed to the public as required by law or stock exchange regulations. Waivers of the Code of directors or executive officers must be approved by the Board of Directors, and disclosed in a Current Report on Form 8-K.

                           Exhibit 21

                  Subsidiaries of the Registrant







Parent
-------------------------------
Home Federal Bancorp, Inc.








                                   Percentage              Jurisdiction or
Subsidiaries                       of Ownership         State of Incorporation
-------------------------------    ------------        ------------------------

Home Federal Bank                       100%                 United States

Idaho Home Service Corporation (1)      100%                    Idaho

_____________

(1) This corporation is a wholly owned subsidiary of Home Federal Bank.

                            Exhibit 23

                      Consent of Accountants

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders
Home Federal Bancorp, Inc.
Nampa, Idaho


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Statement Number 333-121085) of Home Federal Bancorp, Inc. of our report dated December 29, 2004, relating to the consolidated financial statements of Home Federal Savings and Loan Association of Nampa, which appear in Home Federal Bancorp, Inc.'s Annual Report on Form 10-K as of and for the year ended September 30, 2004.



/s/ Moss Adams LLP

Spokane, Washington
December 29, 2004

                               Exhibit 31.1


                          Certification Required
        by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Daniel L. Stevens, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Home Federal Bancorp,
    Inc.;

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


Date: December 29, 2004                       /s/Daniel L. Stevens
                                              --------------------
                                              Daniel L. Stevens
                                              Chief Executive Officer

                               Exhibit 31.1


                          Certification Required
        by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Robert A. Schoelkoph, certify that:

1.  I have reviewed this Annual Report on Form 10-K of Home Federal Bancorp,
    Inc.;

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


Date: December 29, 2004                       /s/Robert A. Schoelkoph
                                              -----------------------
                                              Robert A. Schoelkoph
                                              Chief Financial Officer

                            Exhibit 32


 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                    OF HOME FEDERAL BANCORP, INC.
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:


  (1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and


  (2) the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.



 /s/Daniel L. Stevens                        /s/Robert A. Schoelkoph
 --------------------                        -----------------------
 Daniel L. Stevens                           Robert A. Schoelkoph
 Chief Executive Officer                     Chief Financial Officer


 Dated: December 29, 2004