Form 10-Q
period 2004-12-31
HOME FEDERAL BANCORP INC
filed 2005-02-10
CIK 1283858

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2004

                                    or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from        to
                                        --------  ---------

                         Commission File Number: 000-50901

                            HOME FEDERAL BANCORP, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


United States                                                  20-0945587
-------------------------------------------                  ------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
  or organization)                                            I.D. Number)


500 12th Avenue South, Nampa, Idaho                              83651
-------------------------------------------                  ------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (208) 466-4634
                                                           --------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X] No [  ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
     Yes [  ]  No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,208,750 shares outstanding as of January 31, 2005.

                         HOME FEDERAL BANCORP, INC.
                                FORM 10-Q
                             TABLE OF CONTENTS


PART 1  - FINANCIAL INFORMATION

Item 1 - Financial Statements.

     Home Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa (the "Association") pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association changed its name to Home Federal Bank ("Bank") On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, with an additional 146,004 shares issued to the Home Federal Foundation, Inc.
     For further discussion of the Company's formation and operations, see the Company's Annual Report on Form 10-K for the year ended September 30, 2004. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report for periods prior to December 6, 2004, are those of the Association and its wholly-owned subsidiary, Idaho Home Service Corporation, as follows:

                                                                      Page
         Consolidated Balance Sheets as of
             December 31, 2004 and September 30, 2004                    1
         Consolidated Statements of Income for the Three months
             ended December 31, 2004 and 2003                            2
         Consolidated Statements of Shareholders' Equity                 3
         Consolidated Statements of Cash Flows for the Three months
             ended December 31, 2004 and 2003                            4
         Selected Notes to Unaudited Interim Consolidated Financial
             Statements                                                  6

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations
                                                                        10


Item 3 - Quantitative and Qualitative Disclosures About Market Risk
                                                                        19

Item 4 - Controls and Procedures                                        19


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                              20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
                                                                        20

Item 3 - Defaults upon Senior Securities                                20

Item 4 - Submission of Matters to a Vote of Security Holders            20

Item 5 - Other Information                                              20

Item 6 - Exhibits                                                       20


SIGNATURES                                                              21

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS                     December 31,    September 30,
(In thousands, except share data) (Unaudited)       2004            2004
                                                ------------    ------------

ASSETS

  Cash and amounts due from depository
    institutions                                $   10,795       $  215,663
  Mortgage-backed securities available
    for sale, at fair value                         18,922              871
  Mortgage-backed securities held to
    maturity, at cost                              150,400           96,595
  Federal Home Loan Bank stock, at
    cost                                             7,797            7,317

  Loans receivable, net of allowance
    for loan losses of $2,675  and $2,637          401,752          392,634
  Loans held for sale                                1,586            3,577
  Accrued interest receivable                        2,180            2,019
  Property and equipment, net                       10,668           10,967
  Mortgage servicing rights, net                     3,056            3,152
  Bank owned life insurance                         10,126           10,052
  Real estate and other property owned                  49              113
  Other assets                                         990              907
                                                ----------       ----------
    TOTAL ASSETS                                $  618,321       $  743,867
                                                ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposit accounts
     Demand deposits                            $  165,189       $  153,409
     Savings deposits                               24,975           25,453
     Certificates of deposit                       168,659          164,225
                                                ----------       ----------
       Total deposit accounts                      358,823          343,087
                                                ==========       ==========



   Advances by borrowers for taxes
     and insurance                                   1,829            3,716
   Interest payable                                  1,475            1,420
   Deferred compensation                             2,666            2,463
   Federal Home Loan Bank advances                 148,324          122,797
   Deferred income tax liability                     2,185            2,264
   Income taxes payable                                 16                -
   Other liabilities                                 2,820          223,023
                                                ----------       ----------
     Total liabilities                             518,138          698,770
                                                ==========       ==========

SHAREHOLDERS' EQUITY
   Serial preferred stock, $.01 par
     value; 5,000,000 authorized,
     issued and outstanding, none                        -                -
   Common stock, $.01 par value;
     50,000,000 authorized,
     issued and outstanding:                           152                -
      Dec. 31, 2004   15,208,750
       issued, 15,208,750 outstanding





      Sept.  30, 2004   none issued and
       outstanding
   Additional paid-in capital                       59,898                -
   Retained earnings                                45,173           45,099
   Unearned shares issued to employee
     stock ownership plan                          (4,934)                -
   Accumulated other comprehensive loss              (106)               (2)
                                                ----------       ----------
     Total shareholders' equity                    100,183           45,097
                                                ==========       ==========


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  618,321       $  743,867
                                                ==========       ==========

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME                    Three Months Ended
(In thousands, except share data) (Unaudited)           December 31,
                                                    2004            2003
                                                ------------   ------------

Interest and dividend income:
   Loan interest                                $      6,069   $      5,975
   Investment interest                                   243             33
   Mortgage-backed security interest                   1,363            442
   Federal Home Loan Bank dividends                        -             82
                                                ------------   ------------

     Total interest and dividend income                7,675          6,532
                                                ============   ============
Interest expense:
   Deposits                                            1,425          1,176
   Federal Home Loan Bank advances                     1,261          1,153
                                                ------------   ------------
     Total interest expense                            2,686          2,329
                                                ------------   ------------
     Net interest income                               4,989          4,203

Provision for loan losses                                 59            300

     Net interest income after provision
       for loan losses                                 4,930          3,903
Noninterest income:
   Service charges and fees                            1,959          1,705
   Gain on sale of loans                                  68            219
   Increase in cash surrender value of bank
     owned life insurance                                 75            125
   Loan servicing fees                                   172            166
   Mortgage servicing rights, net                        (96)            69
   Other                                                  39             43
                                                ------------   ------------
     Total noninterest income                          2,217          2,327
                                                ------------   ------------

Noninterest expense:
   Compensation and benefits                           3,053          2,649
   Occupancy and equipment                               719            702
   Data processing                                       443            366
   Advertising                                           340            212
   Postage and supplies                                  210            194
   Professional services                                 219            113
   Insurance and taxes                                    66             98
   Charitable contribution to Foundation               1,825              -
   Other                                                 182            262
                                                ------------   ------------
     Total noninterest expense                         7,057          4,596
                                                ------------   ------------
Income before income taxes                                90          1,634

Income tax expense                                        16            596
                                                ------------   ------------
     NET INCOME                                 $         74   $      1,038
                                                ============   ============

Earnings per common share:
   Basic                                               $0.00          nm (1)
   Diluted                                             $0.00          nm (1)


Weighted average number of shares outstanding:
   Basic                                          14,710,589          nm (1)
   Diluted                                        14,710,589          nm (1)


(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until December 6, 2004 and did not have any outstanding shares prior to that date.


See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(In thousands, except share data) (Unaudited)


                                                           Unearned
                                                            Shares
                                                           Issued to
                                                           Employee    Accumulated
                   Common Stock     Additional              Stock        Other
               ------------------   Paid-In     Retained   Ownership   Comprehensive
                Shares    Amount    Capital     Earnings    Plan        Income (loss)     Total
               -----------------------------------------------------------------------------------
Balance at Sept.
 30, 2003
                      -    $   -    $     -    $  40,415   $       -         $   (16)    $  40,399

Comprehensive
 income: Net
 income                                            4,684                                     4,684
 Other comprehensive
 income:
   Change in
   unrealized
   holding loss
   on securities
   available for
   sale, net of
   deferred
   income taxes                                                                   14            14
                                                                                         ---------
 Comprehensive
    income:                                                                                  4,698
               -----------------------------------------------------------------------------------
Balance at Sept.
 30, 2004             -         -         -       45,099           -              (2)       45,097

Common stock
  issued     15,062,746       151    58,476                   (4,984)                       53,643
Common stock
  issued to
  Foundation    146,004         1     1,459                                                  1,460
Distribution
  to capitalize
  MHC                                   (50)                                                   (50)
ESOP shares committed to be
  released                               13                       50                            63
Comprehensive income:
 Net income                                           74                                        74
Other comprehensive
income:
   Change in
   unrealized
   holding loss
   on securities
   available for
   sale, net of
   deferred
   income taxes                                                                  (104)         (104)
                                                                                          ---------
Comprehensive
 loss:                                                                            (30)
             --------------------------------------------------------------------------------------
Balance at
 Dec. 31,
 2004        15,208,750      $152   $59,898      $45,173     $(4,934)          $(106)     $100,183
             =====================================================================================

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)                   Three Months Ended
                                                December 31,
                                       -----------------------------
                                           2004             2003
                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
                                       $         74     $      1,038
Adjustments to reconcile net income to
cash provided (used) by operating
activities:
     Depreciation and amortization              434              391
     Net amortization (accretion) of
      premiums and discounts on investments     (22)              (3)
     Gain on sale of fixed assets and
      repossessed assets                        (10)               -
     ESOP shares committed to be released        63                -
     Contribution to Foundation               1,825                -
     Provision for losses                        59              300
     Federal Home Loan Bank stock dividend        -              (82)
     Deferred compensation expense              203               94
     Net deferred loan fees                     (90)             (28)
     Net gain on sale of loans                  (68)            (219)
     Proceeds from sale of loans held for
      sale                                   14,591           17,989
     Originations of loans held for sale    (12,533)         (14,220)
     Impairment of mortgage servicing asset     100                -
     Net increase in value of bank owned life
      insurance                                 (74)            (111)
     Change in assets and liabilities:
       Interest receivable                     (161)             (88)
       Other assets                            (100)              23
       Interest payable                          55              132
       Other liabilities                        203            1,053
                                       ------------     ------------
           Net cash provided by
            operating activities              4,549            6,269

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of mortgage-
     backed securities held to maturity       3,416            3,473
  Purchase of mortgage-backed securities
     held to maturity                       (57,200)         (20,891)
  Proceeds from sale and maturity of
     mortgage-backed securities
     available for sale                          40                -
  Purchase of mortgage-backed securities
     available for sale                     (18,263)            (991)
  Purchases of property and equipment          (146)            (916)
  Purchase of Federal Home Loan Bank
     stock                                     (480)               -
  Loan originations and principal
     collections, net                        (9,136)          (7,704)
  Proceeds from disposition of property
     and equipment                               21                -
  Proceeds from sale of repossessed
     assets                                     125                -
                                       ------------     ------------
     Net cash used in investing
       activities                           (81,623)         (27,029)
                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                   15,736            3,477
  Net decrease in advances by borrowers
     for taxes and insurance                 (1,887)          (1,903)
  Proceeds from Federal Home Loan Bank
     advances                                91,825           27,942
  Repayment of Federal Home Loan Bank
     advances                               (66,298)          (7,733)
  Stock subscription orders refunded       (220,813)               -
  Net proceeds from stock issuance           53,643                -
                                       ------------     ------------
  Net cash (used in) provided by
     financing activities                  (127,794)          21,783
                                       ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                         (204,868)           1,023
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                 215,663           11,118
                                       ------------     ------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                               $     10,795     $     12,141
                                       ============     ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
  Interest                             $      2,631     $      2,197
  Income taxes                                    -              125

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)                  Three Months Ended
                                                December 31,
                                       -----------------------------
                                           2004             2003
                                       ------------     ------------

NONCASH INVESTING AND FINANCING
 ACTIVITIES:
 Acquisition of real estate and
  other assets in settlement of
  loans                                $         49     $          -
 Fair value adjustment to securities
  available for sale                           (173)              11
 Income tax effect related to fair
  value adjustment                               69               (5)

See accompanying notes.

                 HOME FEDERAL BANCORP, INC. & SUBSIDIARY
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of the Company and its wholly-owned subsidiary, Home Federal Bank (the "Bank"). The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated statement of financial condition as of September 30, 2004 has been derived from the audited consolidated statement of financial condition of the Association as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Company's September 30, 2004 audited financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission on December 29, 2004.


Note 2 - Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements, and thus actual results could differ from the amounts reported and disclosed herein. The Company considers the allowance for loan losses, mortgage servicing rights, and deferred income taxes to be critical accounting estimates.

The accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The Company performs a quarterly review of mortgage servicing rights for potential declines in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred income taxes are computed using the asset and liability approach as prescribed in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company's income tax returns.

At December 31, 2004, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Note 3   Mutual Holding Company Reorganization

On May 18, 2004, the Board of Directors of the Association unanimously adopted a Plan of Reorganization and Stock Issuance. At the special meeting of members of the Association held on September 20, 2004, members approved the plan of reorganization and stock issuance and the contribution to the Home Federal Foundation by more than the required majority of the total votes entitled to be cast at the special meeting.

Pursuant to the Plan of Reorganization and Stock Issuance, the Association:
(i) converted to a federal stock savings bank (Stock Savings Bank) as the successor to the Association in its current mutual form; (ii) organized a Stock Holding Company as a federally-chartered corporation that owns 100% of the common stock of the Stock Savings Bank; and (iii) organized a Mutual Holding Company as a federally-chartered mutual holding company that owns at least 51% of the common stock of the Stock Holding Company for as long as the Mutual Holding Company remains in existence. The Stock Savings Bank succeeded to the business and operations of the Association in its mutual form, and the Stock Holding Company sold 40.0% of its common stock in a public stock offering that was complete on December 6, 2004.

All depositors who had membership or liquidation rights with respect to the Association as of December 6, 2004 (the effective date of the reorganization) continue to have such rights solely with respect to the Mutual Holding Company for as long as they continue to hold deposit accounts with Home Federal Bank (the "Bank"). In addition, all persons who become depositors of the Bank subsequent to the reorganization have membership and liquidation rights with respect to the Mutual Holding Company. Borrower members of the Association at the time of the reorganization have the same membership rights in the Mutual Holding Company that they had in the Association immediately prior to the reorganization for as long as their existing borrowings remain outstanding.

On December 6, 2004, the Association completed the mutual holding company reorganization and minority stock offering. The Company sold 6,083,500 shares of its common stock, $0.01 par value, at a price of $10.00 per share. The Company also established and capitalized the Home Federal Foundation (the "Foundation") by issuing an additional 146,004 shares of its common stock. In addition, the Company issued 8,979,246 additional shares to Home Federal MHC, a federally-chartered mutual holding company.

Note 4   Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within shareholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest on the ESOP loan.

Note 5   Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. There were no outstanding securities or contracts that could be exercised or converted into common stock as of December 31, 2004. Therefore, basic and diluted earnings per share are the same. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

  The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                             Three Months Ended
                                                December 31,
                                       -----------------------------
                                           2004             2003
                                       ------------     ------------
     Net income                        $         74     $      1,038
     Weighted average shares
       outstanding                       14,710,589            nm (1)
                                       ------------     ------------
     Basic and diluted earnings
       per share                       $       0.00            nm (1)
                                       ============     ============

     (1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until December 6, 2004.


Note 6   Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement is a revision of SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation. SFAS 123(R) requires that the compensation cost relating to stock options, stock appreciation rights, restricted stock or units, employee stock purchase plans and other share-based payment transactions, measured based on the fair value, be recognized in financial statements. For the Company, the provisions of SFAS No. 123(R) will be effective for the quarter ending September 30, 2005. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

Note 7   Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following (in thousands):

                                      December 31, 2004
                   ------------------------------------------------------
                                  Gross            Gross
                    Amortized   Unrealized       Unrealized      Fair
                      Cost        Losses           Losses        Value
                   ------------------------------------------------------

 FNMA mortgage-
  backed
  securities
                   $   19,099    $        -      $     (177)  $   18,922
                   ==========    ==========      ==========   ==========


                                      September 30, 2004
                  ------------------------------------------------------

 FNMA mortgage-
  backed
  securities       $      874   $         -      $       (3)  $      871
                   ==========    ==========      ==========   ==========

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties. (in thousands)



                                      December 31, 2004
                               -----------------------------
                               Amortized             Fair
                                  Cost               Value
                               -----------        ----------

 Due after five years
  through ten years            $       835       $      829
 Due after ten years                18,264             18,0
                               -----------      -----------
   Total                       $    19,099      $    18,922
                               ===========      ===========

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended December 31, 2004 and 2003.

Mortgage-backed securities held to maturity consisted of the following (in thousands):

                                    December 31, 2004
                   -------------------------------------------------------
                                  Gross            Gross
                    Amortized   Unrealized       Unrealized      Fair
                      Cost        Losses           Losses        Value
                   -----------  -----------    -----------     -----------

 Agency mortgage-
  backed securities
                   $   146,650  $     1,093    $      (500)    $   147,243
 Non-Agency
  mortgage-backed
  securities             3,750            -            (48)          3,702
                   -----------  -----------    -----------     -----------
  Total            $   150,400  $     1,093    $      (548)    $   150,945
                   ===========  ===========    ===========     ===========



                                    September 30, 2004
                  ------------------------------------------------------

 Agency mortgage-
  backed securities $  96,595    $    1,215      $     (284)  $   97,526
                   ==========    ==========      ==========   ==========

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties (in thousands).

                                    December 31, 2004
                               -----------------------------
                                Amortized            Fair
                                  Cost               Value
                               -----------       -----------
 Due within one year           $         7       $         8
 Due after one year through
  five years                         2,573             2,692
 Due after five years through
  ten years                          8,552             8,573
 Due after ten years               139,268           139,672
                               -----------       -----------
   Total                       $   150,400       $   150,945
                               ===========       ===========


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2004 are as follows (in thousands):
















               Less than 12 months    12 months or longer        Total
             ----------------------  ---------------------  -----------------
                 Fair    Unrealized    Fair    Unrealized    Fair  Unrealized
                 Value   Losses        Value     Losses      View    Losses
             ---------- -----------  --------- -----------  ------ ----------
Mortgage-
  backed
  securities,
  available for
  sale
             $  18,922  $     (177)   $      -  $       -  $ 18,922 $    (177)
Mortgage-
  backed
  securities,
  held to
  maturity      80,744        (548)          -          -   80,744       (548)
             ---------   ---------   ---------  --------- --------- ---------
     Total   $  99,666   $    (725)  $       -  $       - $  99,666 $    (725)
             =========   =========   =========  ========= ========= =========

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the fair value in the event of a more favorable interest rate environment.

Note 8  Loans Receivable
Loans receivable are summarized as follows (dollars in thousands):

                           December 31, 2004       September 30, 2004
                        ----------------------    ------------------------
                                    Percent                      Percent
                         Balance     Of Total       Balance      Of Total
                        --------- ------------    -----------  ------------
Real Estate Loans
   One-to four family
    residential         $ 246,424      60.78%      $ 242,818       61.27%
   Multi-family
    residential             5,883       1.45           6,265        1.58
   Commercial              95,117      23.46          93,575       23.61
                        ---------  ---------       ---------   ---------
     Total real
      estate loans        347,424      85.69         342,658       86.46

Real Estate Construction
 Loans
   One-to four family
    residential             8,460       2.09           7,207        1.82
   Multi-family
    residential             1,378       0.34             834        0.21
   Commercial and land
    development            13,216       3.26          11,151        2.81
                        ---------  ---------       ---------   ---------
     Total real estate
      construction loans   23,054       5.69          19,192        4.84
                        ---------  ---------       ---------   ---------

Consumer Loans
   Home equity lines
    of credit             27,684         6.82         27,351        6.90
   New and used
    automotive and RV      4,157         1.03          3,838        0.97
   Other consumer          1,613         0.40          1,949        0.49
                       ---------    ---------      ---------   ---------
     Total consumer
      loans               33,454         8.25         33,138        8.36
                       ---------    ---------      ---------   ---------

Commercial/business
 loans                     1,486         0.37          1,363        0.34
                       ---------    ---------      ---------   ---------
                         405,418        100.0%       396,351       100.0%
                                    =========                  =========
Less:
   Deferred loan fees        991                       1,080
   Allowance for loan
    losses                 2,675                       2,637
                       ---------                   ---------
   Loans receivable,
    net                 $401,752                    $392,634
                       =========                   =========


Item 2 - Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as "believes", "expects", "anticipates", "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

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

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


Overview

The Company was organized as a federally chartered stock corporation at the direction of the Association in connection with its mutual holding company reorganization. The reorganization was completed on December 6, 2004. In connection with the reorganization, the Association converted to a federally chartered stock savings bank and changed its corporate title to "Home Federal Bank". In the reorganization, the Company sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the reorganization, the Company issued an additional 146,004 shares and $365,010 to the Home Federal Foundation, Inc., a charitable foundation established as part of the reorganization. The Company's common stock is traded on the NASDAQ Stock Market under the symbol "HOME."

The Association was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within our market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, we originate other types of real estate loans, commercial business loans and consumer loans.

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 15 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal maintains its largest branch presence in Ada County with seven locations, followed by Canyon County with five offices, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

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


Critical Accounting Policies

Allowance for Loan Losses. Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about future losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish it, which would negatively affect earnings.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. The Company performs a quarterly review of mortgage servicing rights for potential declines in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.


Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the Federal Home Loan Bank of Seattle ("FHLB"). Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions which may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.


Comparison of Financial Condition at December 31, 2004 and September 30, 2004

General. Total assets decreased $125.6 million or 16.9% to $618.3 million at December 31, 2004 compared to $743.9 million at September 30, 2004. Assets at September 30, 2004 included $220.8 million that was received from subscribers
in the stock offering. These subscription funds were subsequently   refunded
to subscribers in the quarter ended December 31, 2004 as a result of a change in the appraisal of the Company, which increased the valuation range. Following the refund to subscribers, the Company conducted a resolicitation and received $153.1 million from subscribers. The Company's stock offering, however, was oversubscribed and as a result, $97.2 million of the $153.1 million subscription funds were returned to investors.

Assets. For the three months ended December 31, 2004 total assets decreased $125.6 million. The increases and decreases were primarily concentrated in the following asset categories:


                                             Increase/        Percentage
                           Balance at      Decrease from       Increase/
                      December 31, 2004   September 30,2004    Decrease
                    ------------------------------------------------------
                                       (dollars in thousands)
  Cash and amounts
  due from
  depository
  institutions                $10,795            $(204,868)       (95.0)%
  Mortgage-backed
  securities,
  available for sale,
  at fair value                18,922               18,051      2,072.5
  Mortgage-backed
  securities,
  held to maturity            150,400               53,805         55.7
  Loans receivable, net of
  allowance for loan losses   401,752                9,118          2.3
  Loans held for sale           1,586               (1,991)       (55.7)


Cash and amounts due from depository institutions decreased $204.9 million as a result of the completion of the Company's minority stock offering. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as described above.

The Company invested the net proceeds from the offering and additional borrowings in mortgage-backed securities to leverage the balance sheet and achieve the desired level of interest-earning assets. During the three months ended

December 31, 2004, mortgage-backed securities increased $71.9 million or 73.7%. The increase in mortgage-backed securities consisted of intermediate-term securities, including hybrid adjustable and fixed rate securities with terms of 20 years or less.

Loans receivable, net, increased $9.2 million to $401.8 million at December 31, 2004, compared to $392.6 million at September 30, 2004. Single-family residential loans and commercial real estate loans increased $4.9 million and $3.6 million, respectively. Over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Loans held for sale decreased $2.0 million to $1.6 million at December 31, 2004, compared to $3.6 million at September 30, 2004. The Company originates fixed-rate residential loans, the majority of which are sold in the secondary market. Selling fixed-rate mortgage loans allows the Company to reduce interest rate risks associated with long term, fixed-rate products. It also frees up funds to make new loans and diversify the loan portfolio. The Company retains the servicing rights on most loans sold in the secondary market, thereby maintaining the customer relationship and generating ongoing noninterest income.


Deposits. Deposits increased $15.7 million during the three months ended December 31, 2004. Deposit growth resulted from increases in demand deposits and certificates of deposits. The following table details the changes in deposit accounts.
                                                              Percentage
                         Balance at         Increase from      Increase/
                      December 31,2004     September 30,2004  (Decrease)
                    ---------------------------------------------------------
                                     (dollars in thousands)

Savings deposits         $   24,975             $   (478)         (1.9)%
Demand deposits             165,189               11,780           7.7
Certificates of
 deposit                    168,659                4,434           2.7
                   ---------------------------------------------------------
Total deposit
 accounts                $  358,823             $ 15,736           4.6%
                   =========================================================


Noninterest-bearing demand deposits increased $2.8 million to $32.4 million at December 31, 2004, compared to $29.6 million at September 30, 2004. Interest-bearing deposits grew $9.0 million to $132.8 million at December 31, 2004, compared to $123.8 million at September 30, 2004. Certificates of deposit increased $4.4 million primarily as a result of local advertised specials for certificate accounts with maturities ranging from 19 to 39 months.

Borrowings. Advances from the Federal Home Loan Bank of Seattle increased $25.5 million or 20.8%, to $148.3 million during the three months ended December 31, 2004. The Company uses advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing net interest income.

Equity.   Total shareholders' equity increased  $55.1 million or 122.2%, to
$100.2 million at December 31, 2004 as compared to $45.1 million at September 30, 2004. The increase was primarily due to the $53.6 million net proceeds from the stock offering and $1.5 million for the 146,004 shares issued to the Foundation.


Comparison of Operating Results for the Three Months ended December 31, 2004 and December 31, 2003

General. Net income for the three months ended December 31, 2004 was $74,000, or less than $0.01 per basic share, compared to net income of $1.0 million for the three months ended December 31, 2003. The Association completed it mutual holding company reorganization, at which time the Company was organized, on December 6, 2004. As a result, comparisons to prior periods refer to the results of the Association, and per share data is not applicable.

The quarter ended December 31, 2004 is the first quarter of results since the completion of the Bank's mutual holding company reorganization and the Company's minority stock offering. As part of the reorganization, the Company formed the Foundation and contributed $1.8 million to the Foundation, which consisted of 146,000 shares of its common stock and $365,000 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area. The

$1.8 million contribution made by the Company to the Foundation during the first fiscal quarter was the primary factor in the net income decrease from the same period a year ago.

Excluding the contribution to the Foundation, the Company had net income of $1.2 million, or $0.08 per share for the quarter ended December 31, 2004, compared to $1.0 million for the same period a year ago. The per share data for the quarter ended December 31, 2004 is being reported on shares outstanding from December 6, 2004 through December 31, 2004, since the Bank
completed its conversion on December 6, 2004.   The following table reconciles
the Company's actual net income to pro forma net income, exclusive of the charitable contribution (in thousands, except share data):


                                            Three Months Ended
                                                December 31,
                                       -------------------------------
                                           2004               2003
                                       ------------       ------------
Pro forma disclosure
  Net income, as reported             $         74        $      1,038
  Contribution to Foundation                 1,825                   -
  Federal and State income tax benefit        (712)                  -
                                      ------------        ------------
  Pro forma net income                $      1,187              $1,038

Earnings per share
  Basic as reported                          $0.00                nm(1)
  Pro forma basic                            $0.08                nm(1)


(1) Shares outstanding and earnings per share information is not meaningful. The Company did not complete its initial public offering until December 6, 2004.

Net Interest Income. Net interest income increased $800,000, or 19.0%, to $5.0 million for the three months ended December 31, 2004, compared to $4.2 million for the three months ended December 31, 2003. Average total interest-earning assets increased $142.4 million primarily due to the receipt of cash from stock subscription requests and the purchase of mortgage-backed securities with the net proceeds of the stock offering. The additional cash and mortgage-backed securities contributed to a 73 basis point decline in our average asset yields. During that same period our average cost of funds declined 28 basis points, resulting in a 45 basis point decrease in our net interest spread.

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2004 increased $1.2 million, or 18.5% to $7.7 million, compared to $6.5 million for the three months ended December 31, 2003. The increase was the result of the $142.4 million increase in the average balance of interest-earning assets. The increase in average balance of interest-earning assets was partially offset by lower interest rates, prepayment of higher rate loans and mortgage backed securities in our portfolio, and the FHLB election to delay their next dividend declaration and payment until the first quarter of 2005. The FHLB is also changing the manner for paying dividends while it seeks approval of its and capital management plan. Until final adoption of this plan, the Company expects quarterly dividend income from the FHLB to decrease as compared to prior quarters. We do not expect the impact of the change to have a significant effect on our results of operations or financial condition.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended December 31, 2004 and 2003 (dollars in thousands):

                             Three Months Ended December 31,
                  -------------------------------------------------------
                           2004                    2003
                  -------------------------------------------------------
                                                               Increase/
                                                              Decrease in
                                                              Interest and
                                                               Dividend
                   Average               Average              Income from
                   Balance    Yield      Balance       Yield     2003
                   ------------------------------------------------------

Loans receivable,
 net               $399,619    5.94%      $379,431       6.10%    $   148
Loans held for
 sale                 2,424    5.41          3,131       5.91         (54)
Investment
 securities,
 available for sale,
 including
 interest-bearing
 deposits in
 other banks         49,937    1.95          6,015       2.19         210
Mortgage-backed
 securities         109,185    4.99         31,128       5.68         921
Federal Home Loan
 Bank stock           7,432    0.00          6,534       5.02         (82)
                   ------------------------------------------------------
Total interest-
 earning assets    $568,597    5.40%      $426,239       6.13%     $1,143
                   ======================================================



Interest Expense. Interest expense increased $400,000, or 17.4%, to $2.7 million for the three months ended December 31, 2004 compared to $2.3 million for the three months ended December 31, 2003. The average balance of total interest-bearing liabilities increased $115.4 million for the three months ended December 31,2004 compared to the three months ended December 31, 2003. The increase was primarily due to cash received from stock subscription requests prior to the completion of the minority stock offering. The average cost of funds for total interest-bearing liabilities decreased 28 basis points as a result of the lower interest rate environment.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2004 and 2003:



                            Three Months Ended December 31,
                  -------------------------------------------------------
                           2004                    2003
                  -------------------------------------------------------
                                                              Increase/
                                                             (Decrease) in
                                                              Interest
                   Average               Average             Expense from
                   Balance    Cost       Balance     Cost        2003
                   ------------------------------------------------------
                            (dollars in thousands)

Savings deposits    $25,531   0.20%       $24,305    0.30%      $    (5)
Interest-bearing
 demand deposits    131,868   0.25         74,591    0.19            47
Money market

 deposits           40,554   0.96          31, 519     0.51        57
Certificates of
 deposit           168,084   2.93         146,042      2.96       150
Federal Home Loan
 Bank advances     129,128   3.91         103,333      4.46       108
               ------------------------------------------------------
Total Interest-
 bearing
 liabilities   $   495,165   2.17%       $379,790      2.45%     $357
               ======================================================


Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on various historical measures such as the amount and type
of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is determined when management believes that the collectibility of a
specific large loan has been impaired and a loss is probable.      The general
allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components. Information considered for the general allowance element includes regional economic and employment data.

 The provision for loan losses decreased $241,000 to $59,000 for the three months ended December 31,2004 compared to $300,000 for the three months ended December 31, 2004. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2004 and 2003:

                                      At or For the Three Months
                                          Ended December 31,
                                    -----------------------------
                                         2004            2003
                                    -----------------------------
                                        (dollars in thousands)
Provision for loan losses             $     59       $     300
Net charge-offs                             21              28
Allowance for loan losses                2,675           2,125
Allowance for loan losses as
 a percentage of total
 loans receivable and loans
 held for sale at the end
 of the period                            0.66%           0.55%
Allowance for loan losses as
 a percentage of
 nonperforming loans at the
 end of the period                      420.60%          344.97%
Nonperforming loans                        636              616
Nonaccrual and 90 days or
 more past due loans as a
 percentage of loans receivable           0.16%            0.16%
Total loans, net                       401,752          380,059

The Company increased its provision for loan losses for the prior fiscal year in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, management revised the estimated loss ratios of several loan categories to better reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. As a result, the allowance for loan losses increased to $2.6 million as of September 30, 2004. Management considers the allowance for loan losses at December 31, 2004 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income decreased $110,000 to $2.2 million for the three months ended December 31, 2004 compared to $2.3 million for the three months ended December 31, 2003. As management expected, the slowdown in mortgage refinance activity affected the gains on the sale of single-family residential loans.

Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines. The Company performs a quarterly review of mortgage servicing rights for potential declines in value. As part of this review, the Company determined the value of the mortgage servicing right had declined $100,000 at December 31, 2004 as compared to the prior quarter.

The following table provides a detail analysis of the changes in components of noninterest income:

                          Three Months       Increase/          Percentage
                            Ended           (Decrease)          Increase/
                        Dec. 31, 2004     from Dec. 31, 2003    (Decrease)
                    --------------------------------------------------------
                                 (dollars in thousands)
Service fees and
 charges                     $1,959               $254              14.9%
Gain on sale of
 loans                           68               (151)            (68.9)
Increase in cash surrender
 value of bank owned life
 insurance                      75                 (50)            (40.0)
Loan servicing fees            172                   6               3.6
Mortgage servicing rights,
 net                           (96)               (165)           (239.1)
Other                           39                  (4)             (9.3)
                    --------------------------------------------------------

Total noninterest
 income                     $2,217                (110)             (4.7)%
                    ========================================================

Noninterest Expense. Noninterest expense increased $2.5 million, or 53.5%, to $7.1 million for the three months ended December 31, 2004 compared to $4.6 million for the three months ended December 31, 2004. Excluding the $1.8 million one-time contribution to the Foundation, noninterest expense increased $636,000 or 13.8%.

The following table provides a detail analysis of the changes in components of noninterest expense:


                         Three Months       Increase/          Percentage
                            Ended           (Decrease)          Increase/
                        Dec. 31, 2004     from Dec. 31, 2003    (Decrease)
                  --------------------------------------------------------
                                      (dollars in thousands)
Compensation and
 benefits                    $3,053           $  404              15.2%
Occupancy and
 equipment                      719               17               2.4
Data processing                 443               77              21.0
Advertising                     340              128              60.4
Contribution to
 Foundation                   1,825            1,825             100.0
Other                           677               10               1.5
                   --------------------------------------------------------

Total noninterest
 expense                     $7,057           $2,461              53.5%
                   ========================================================

Compensation expense increased due to annual merit pay increases, the establishment of the ESOP, and an increase in the number of employees. As of December 31, 2004, the Company employed 234 full-time equivalent employees, compared to 228 at December 31, 2003. Advertising expense increased due to additional marketing campaigns in the current quarter. The efficiency ratio (excluding the charitable contribution to the Foundation), which is defined as the percentage of noninterest expense to net interest income plus noninterest income, increased to 72.61% compared to 70.38% for the three months ended December 31, 2003.

Income Tax Expense. Income tax expense decreased $580,000 to $16,000 for the three months ended December 31, 2004 compared to $596,000 for the same period a year ago. Income before income taxes was $90,000 for the three months ended December 31, 2004 compared to $1.6 million for the three months ended December
31, 2003.     The Company's combined Federal and State effective income tax rate for the first quarter of 2004 was 17.8% compared to 36.5% for the same quarter in 2003. The decrease in the effective tax rate was due to the increase in the cash surrender value of the bank-owned life insurance which is not subject to income taxes and the decrease in net income before income taxes due to the $1.8 million contribution to the Foundation.


Liquidity, Commitments and Capital Resources

Liquidity. The Company actively analyzes and manages the Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Consolidated Financial Statements included in this document.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the Federal Home Loan Bank of Seattle. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

At December 31, 2004, the Company maintained a line of credit with the Federal Home Loan Bank of Seattle equal to 40% of total assets to the extent the
Company provides qualifying collateral and holds sufficient FHLB stock.    At
December 31, 2004, we were in compliance with our collateral requirements and $54.5 million of the line of credit was available. In addition, we held readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At December 31, 2004, certificates of deposits amounted to $168.7 million, or 47.0% of total deposits, including $75.2 million which are scheduled to mature by December 31, 2005. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the Federal Home Loan Bank of Seattle, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit. Commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December
31, 2004:

                                          Contract or
                                         Notional Amount
                                    ----------------------
                                         (in thousands)
     Commitments to
      originate loans:
       Fixed rate                             $15,487
       Adjustable rate                          5,151
     Undisbursed balance
       of loans closed                         15,298
     Unused lines of credit                    22,037
     Commercial letters of
       credit                                     168
                                    -----------------
         Total                                $58,141
                                    =================

Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At December 31, 2004, the Company exceeded all regulatory capital requirements. Total equity of the Company was $100.2 million at December 31, 2004, or 16.2% of total assets on that date.

The Bank's regulatory capital ratios at December 31, 2004 were as follows:
Tier I capital of 12.65%; Tier I risk-based capital of 22.02%; and total risk-based capital of 22.80%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10% respectively.

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

One of our primary financial objectives is to generate ongoing profitability. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally is established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a monthly basis using an internal model.

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed- rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Seattle;
(2) borrowing intermediate- to long-term funds at fixed rates from the Federal Home Loan Bank of Seattle; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts.

At December 31, 2004, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

In the quarter ended December 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors, that could materially affect these controls.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
---------------------------

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position or results of operations.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------

On August 12, 2004, the Company's Registration Statement on Form S-1 (File No. 333-113731) was declared effective. On December 6, 2004, the Bank completed the mutual holding company reorganization and minority stock offering. The Company issued 6,083,500 shares of its common stock, $0.01 par value, that were sold at a price of $10.00 per share in the subscription offering. The Company established and capitalized the Foundation by issuing an additional 146,004 shares of its common stock. In addition, the Company issued 8,979,246 additional shares to Home Federal MHC, a federally-chartered mutual holding company.

The Company incurred approximately $2.2 million in expenses as of December 31, 2004 in connection with the issuance and distribution of the securities registered. Keefe, Bruyette & Woods, Inc. acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis. A success fee of $698,000 was paid to Keefe, Bruyette and Woods, Inc. while the remaining $1.5 million represented other expenses of the offering. No payments were made directly or indirectly to any directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

In connection with the minority stock offering, the Company received $53.6 in net proceeds after deducting expenses of $2.2 million and net of unfunded ESOP proceeds of $5.0 million. The Company invested $29.3 million of the net proceeds into the Bank in exchange for 100% of the Bank's capital stock. The remaining $24.3 million in net proceeds was retained by the Company as working capital.

Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended December 31, 2004. In addition, the Company has no publicly announced plans to repurchase its common stock.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.

Item 5.  Other Information
-------------------------

Not applicable.

Item 6.  Exhibits
-----------------

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

                                     Home Federal Bancorp, Inc.

Date:  February 10, 2005             /s/ Daniel L. Stevens
------------------------             ---------------------
                                     Daniel L. Stevens
                                     Chairman, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:  February 10, 2005             /s/ Robert A. Schoelkoph
------------------------             ------------------------
                                     Robert A. Schoelkoph
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)

                              EXHIBIT 31.1

              Certification of Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel L. Stevens, President and Chief Executive Officer of Home Federal Bancorp, Inc., certify that:

  1. I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.;

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting





Date:  February 10, 2005                /s/ Daniel L. Stevens
------------------------                -----------------------
                                        Daniel L. Stevens
                                        Chairman, President and
                                        Chief Executive Officer

                                  EXHIBIT 31.2

            Certification of Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Schoelkoph, Chief Financial Officer of Home Federal Bancorp, Inc., certify that:

  1. I have reviewed this Quarterly Report on Form 10-Q of Home Federal Bancorp, Inc.;

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting




Date:  February 10, 2005            /s/ Robert A. Schoelkoph
------------------------            ------------------------
                                    Robert A. Schoelkoph
                                    Senior Vice President and
                                    Chief Financial Officer

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



/s/ Daniel L. Stevens                       /s/ Robert A. Schoelkoph
-----------------------                     -------------------------
Daniel L. Stevens                           Robert A. Schoelkoph
Chairman, President and                     Senior Vice President and
Chief Executive Officer                     Chief Financial Officer


Dated: February 10, 2005
------------------------