Form 10-Q
period 2005-03-31
HOME FEDERAL BANCORP INC
filed 2005-05-12
CIK 1283858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005

                                        or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____

                        Commission File Number: 000-50901

                                HOME FEDERAL BANCORP, INC.
                (Exact name of registrant as specified in its charter)

  United States                                        20-0945587
  -------------                                       ------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
 or organization)                                      I.D. Number)

  500 12th Avenue South, Nampa, Idaho                     83651
  -----------------------------------                    -------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (208) 466-4634
                                                        ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,208,750 shares outstanding as of April 30, 2005.

                             HOME FEDERAL BANCORP, INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS


PART 1  - FINANCIAL INFORMATION

Item 1 - Financial Statements.

Home Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa (the "Association") pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank (the "Bank"). On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, with an additional 146,004 shares issued to the Home Federal Foundation, Inc. (the "Foundation"). For further discussion of the Company's formation and operations, see the Company's Annual Report on Form 10-K for the year ended September 30, 2004. Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report for periods prior to December 6, 2004, are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation, as follows:

                                                                           Page
        Consolidated Balance Sheets as of
             March 31, 2005 and September 30, 2004                            1
        Consolidated Statements of Income for the Three and Six
             Months ended March 31, 2005 and 2004                             2
        Consolidated Statements of Stockholders' Equity                       3
        Consolidated Statements of Cash Flows for the Six months
             ended March 31, 2005 and 2004                                    4
        Selected Notes to Unaudited Interim Consolidated Financial
             Statements                                                       6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          23

Item 4 - Controls and Procedures                                             24

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                  25

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        25

 Item 3 - Defaults upon Senior Securities                                    25

 Item 4 - Submission of Matters to a Vote of Security Holders                25

 Item 5 - Other Information                                                  25

 Item 6 - Exhibits                                                           26

SIGNATURES                                                                   27

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)
                                                        March 31,  September 30,
                                                          2005         2004
ASSETS                                                  --------    ----------
  Cash and amounts due from depository institutions     $ 11,875      $215,663
  Mortgage-backed securities available for sale, at
    fair value                                            19,120           871
  Mortgage-backed securities held to maturity, at cost   155,030        96,595
  Federal Home Loan Bank stock, at cost                    8,112         7,317
  Loans receivable, net of allowance for loan losses
    of $2,827 and $2,637                                 419,146       392,634
  Loans held for sale                                      1,566         3,577
  Accrued interest receivable                              2,261         2,019
  Property and equipment, net                             10,992        10,967
  Mortgage servicing rights, net                           2,998         3,152
  Bank owned life insurance                               10,214        10,052
  Real estate and other property owned                       567           113
  Other assets                                             1,549           907
                                                         -------       -------
       TOTAL ASSETS                                    $ 643,430     $ 743,867
                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposit accounts
    Demand deposits                                     $166,639      $153,409
    Savings deposits                                      25,917        25,453
    Certificates of deposit                              180,594       164,225
                                                         -------       -------
       Total deposit accounts                            373,150       343,087

  Advances by borrowers for taxes and insurance            3,710         3,716
  Interest payable                                         1,607         1,420
  Deferred compensation                                    2,796         2,463
  Federal Home Loan Bank advances                        154,717       122,797
  Deferred income tax liability                            1,317         2,264
  Income taxes payable                                       207             -
  Other liabilities                                        3,984       223,023
                                                         -------       -------
       Total liabilities                                 541,488       698,770

STOCKHOLDERS' EQUITY
  Serial preferred stock, $.01 par value; 5,000,000
    authorized, issued and outstanding, none                   -             -
  Common stock, $.01 par value; 50,000,000 authorized,
    issued and outstanding:                                  152             -
      Mar. 31, 2005 - 15,208,750 issued and outstanding
      Sept.  30, 2004 - none issued and outstanding
  Additional paid-in capital                              59,884             -
  Retained earnings                                       46,847        45,099
  Unearned shares issued to employee stock
    ownership plan "ESOP"                                 (4,784)            -
  Accumulated other comprehensive loss                      (157)           (2)
                                                         -------       -------
       Total stockholders' equity                        101,942        45,097
                                                         -------       -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $643,430      $743,867
                                                         =======       =======


See accompanying notes.
                                                                              1

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data) (Unaudited)
                                          Three Months Ended  Six Months Ended
                                               March 31,          March 31,
                                           ------------------  ----------------
                                             2005      2004     2005      2004
                                            ------    ------   ------    ------
Interest and dividend income:
  Loan interest                             $6,315    $5,965  $12,384   $11,941
  Investment interest                           17        36      260        68
  Mortgage-backed security interest          2,045       618    3,408     1,060
  Federal Home Loan Bank dividends              30        66       30       148
                                            ------    ------   ------    ------
     Total interest and dividend income      8,407     6,685   16,082    13,217
                                            ------    ------   ------    ------
Interest expense:
  Deposits                                   1,465     1,207    2,890     2,383
  Federal Home Loan Bank advances            1,448     1,146    2,709     2,299
     Total interest expense                  2,913     2,353    5,599     4,682
                                            ------    ------   ------    ------
     Net interest income                     5,494     4,332   10,483     8,535

Provision for loan losses                      236       300      295       600
     Net interest income after provision    ------    ------   ------    ------
       for loan losses                       5,258     4,032   10,188     7,935
                                            ------    ------   ------    ------
Noninterest income:
  Service charges and fees                   1,952     1,770    3,911     3,475
  Gain on sale of loans                         72       125      140       344
  Increase in cash surrender value of
    bank owned life insurance                   87       124      162       249
  Loan servicing fees                          168       166      340       332
  Mortgage servicing rights, net               (58)     (183)    (154)     (114)
  Other                                        420        12      459        55
                                            ------    ------   ------    ------
     Total noninterest income                2,641     2,014    4,858     4,341
                                            ------    ------   ------    ------
Noninterest expense:
  Compensation and benefits                  3,096     2,692    6,149     5,340
  Occupancy and equipment                      682       674    1,401     1,375
  Data processing                              376       357      819       724
  Advertising                                  310       304      650       515
  Postage and supplies                         188       214      398       408
  Professional services                        203        67      422       180
  Insurance and taxes                           84       111      150       209
  Charitable contribution to Foundation          -         -    1,825         -
  Other                                        254       203      436       467
                                            ------    ------   ------    ------
     Total noninterest expense               5,193     4,622   12,250     9,218
                                            ------    ------   ------    ------
Income before income taxes                   2,706     1,424    2,796     3,058
Income tax expense                           1,032       509    1,048     1,105
                                            ------    ------   ------    ------
     NET INCOME                             $1,674     $ 915   $1,748    $1,953
                                            ======    ======   ======    ======
Earnings per common share:
     Basic                                   $0.11      nm (1)  $0.12    nm (1)
     Diluted                                 $0.11      nm (1)  $0.12    nm (1)

Weighted average number of shares outstanding:
     Basic                              14,720,524      nm (1)14,718,364 nm (1)
     Diluted                            14,720,524      nm (1)14,718,364 nm (1)

(1) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

                                                                        Unearned
                                                                        Shares
                                                                        Issued to
                                                                        Employee     Accumulated
                            Common Stock       Additional               Stock        Other
                                               Paid-In      Retained    Ownership    Comprehensive
                          Shares     Amount    Capital      Earnings    Plan         Income (Loss)     Total
                          ------     ------    ----------   --------    ---------    -------------    -------
Balance at Sept.30, 2003       -     $    -    $       -    $ 40,415    $       -        $  (16)     $ 40,399

Comprehensive income:
  Net income                                                   4,684                                    4,684
  Other comprehensive income:
    Change in unrealized holding
    loss on securities available
    for sale, net of deferred
    income taxes                                                                             14            14
                                                                                                        -----
Comprehensive income:                                                                                   4,698
                          ------     ------    ----------   --------    ---------    -------------    -------
Balance at Sept. 30, 2004      -          -            -      45,099            -            (2)       45,097

Common stock issued   15,062,746        151       58,424                   (4,984)                     53,591
Common stock issued
  to Foundation          146,004          1        1,459                                                1,460
Distribution to
  capitalize Mutual
  Holding Company                                    (50)                                                 (50)
ESOP shares committed
  to be released                                      51                      200                         251

Comprehensive income:
  Net income                                                   1,748                                    1,748
  Other comprehensive income:
    Change in unrealized
    holding loss on
    securities available for
    sale, net of deferred
    income taxes                                                                           (155)         (155)
                                                                                                        -----
Comprehensive loss:                                                                                     1,593
                          ------     ------    ----------   --------    ---------    -------------    -------
Balance at March 31,
  2005                15,208,750       $152      $59,884     $46,847      $(4,784)        $(157)     $101,942
                      ==========     ======    ==========   ========    =========    =============    =======
See accompanying notes.

                                                                   3

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
                                                              Six Months Ended
                                                                 March 31,
                                                              ----------------
                                                              2005        2004
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 1,748     $ 1,953
Adjustments to reconcile net income to cash
 provided (used) by operating activities:
   Depreciation and amortization                               857         804
   Net amortization (accretion) of premiums
     and discounts on investments                              (24)         (5)
   Gain on sale of fixed assets and repossessed assets        (391)        (12)
   ESOP shares committed to be released                        251           -
   Contribution to Foundation                                1,825           -
   Provision for losses                                        295         600
   Federal Home Loan Bank stock dividend                       (30)       (148)
   Deferred compensation expense                               333          41
   Net deferred loan fees                                     (130)        667
   Provision (benefit) for deferred income taxes              (834)       (361)
   Net gain on sale of loans                                  (140)       (344)
   Proceeds from sale of loans held for sale                25,757      37,702
   Originations of loans held for sale                     (23,628)    (35,452)
   Impairment of mortgage servicing asset                      100         230
   Net increase in value of bank owned life insurance         (162)       (221)
   Change in assets and liabilities:
      Interest receivable                                     (242)       (115)
      Other assets                                            (613)       (119)
      Interest payable                                         187         252
      Other liabilities                                      1,564          (8)
                                                           -------     -------
      Net cash provided by operating activities              6,723       5,464
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of mortgage-backed securities
     held to maturity                                        8,040       5,702
   Purchase of mortgage-backed securities held to
     maturity                                              (66,443)    (36,305)
   Proceeds from sale and maturity of mortgage-backed
     securities available for sale                             746          33
   Purchase of mortgage-backed securities available
     for sale                                              (19,261)       (991)
   Purchases of property and equipment                      (1,028)     (1,135)
   Purchase of Federal Home Loan Bank stock                   (766)          -
   Loan originations and principal collections, net        (27,245)    (12,588)
   Proceeds from disposition of property and equipment         543           -
   Proceeds from sale of repossessed assets                    148           -
                                                           -------     -------
      Net cash used in investing activities               (105,266)    (45,284)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                 30,063      28,242
   Net decrease in advances by borrowers for taxes
     and insurance                                              (6)        (95)
   Proceeds from Federal Home Loan Bank advances           132,400      30,245
   Repayment of Federal Home Loan Bank advances           (100,480)    (13,698)
   Stock subscription orders refunded                     (220,813)          -
   Net proceeds from stock issuance                         53,591           -
                                                           -------     -------
   Net cash (used in) provided by financing activities    (105,245)     44,694
                                                           -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (203,788)      4,874
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             215,663      11,118
                                                           -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 11,875    $ 15,992
                                                           =======     =======

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands) (Unaudited)

                                                              Six Months Ended
                                                                 March 31,
                                                              ----------------
                                                              2005        2004
                                                              ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                             $ 5,412     $ 4,195
      Income taxes                                           1,675         818


NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of real estate and other assets in
     settlement of loans                                       591           -
   Fair value adjustment to securities available for
     sale, net of taxes                                       (155)          -






See accompanying notes.

                  HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of the Company and its wholly-owned subsidiary, Home Federal Bank. The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. The consolidated statement of financial condition as of September 30, 2004 has been derived from the audited consolidated statement of financial condition of the Bank as a federal mutual savings and loan association as of that date.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Company's September 30, 2004 audited financial statements and notes included in the Form 10-K filed with the Securities and Exchange Commission on December 29, 2004.


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

Deferred income taxes are computed using the asset and liability approach as prescribed in the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company's income tax returns.

At March 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's Form 10-K for the fiscal year ended September 30, 2004.

Note 3 - Mutual Holding Company Reorganization

On May 18, 2004, the Board of Directors of the Association unanimously adopted a Plan of Reorganization and Stock Issuance. At the special meeting of members of the Association held on September 20, 2004, members approved the plan of reorganization and stock issuance and the contribution to the Foundation by more than the required majority of the total votes entitled to be cast at the special meeting.

Pursuant to the Plan of Reorganization and Stock Issuance, the Association: (i) converted to a federal stock savings bank (Stock Savings Bank) as the successor to the Association in its current mutual form; (ii) organized a Stock Holding Company as a federally-chartered corporation that owns 100% of the common stock of the Stock Savings Bank; and (iii) organized a Mutual Holding Company as a federally-chartered mutual holding company that owns at least 51% of the common stock of the Stock Holding Company for as long as the Mutual Holding Company remains in existence. The Stock Savings Bank succeeded to the business and operations of the Association in its mutual form, and the Stock Holding Company sold 40.0% of its common stock in a public stock offering that was completed on December 6, 2004.

All depositors who had membership or liquidation rights with respect to the Association as of December 6, 2004 (the effective date of the reorganization) continue to have such rights solely with respect to the Mutual Holding Company for as long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization have membership and liquidation rights with respect to the Mutual Holding Company. Borrower members of the Association at the time of the reorganization have the same membership rights in the Mutual Holding Company that they had in the Association immediately prior to the reorganization for as long as their existing borrowings remain outstanding.

On December 6, 2004, the Bank completed the mutual holding company reorganization and minority stock offering. The Company sold 6,083,500 shares of its common stock, $0.01 par value, at a price of $10.00 per share. As part of the reorganization and minority stock offering, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. In addition, the Company issued 8,979,246 additional shares, or 59.04% of its outstanding shares, to Home Federal MHC, a federally-chartered mutual holding company.

Note 4 - Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an ESOP for the benefit of its employees. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within stockholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest on the ESOP loan.

Note 5 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. There were no outstanding securities or contracts that could be exercised or converted into common stock as of March 31, 2005. Therefore, basic and diluted earnings per share are the same. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

                                          Three Months Ended  Six Months Ended
                                               March 31,          March 31,
                                          ------------------  ----------------
                                            2005      2004     2005      2004
                                           ------    ------   ------    ------
Net income                                 $1,674      $915   $1,748    $1,953
Weighted average shares outstanding    14,720,524      nm(1)14,718,364   nm(1)
Basic and diluted earnings per share        $0.11      nm(1)   $0.12     nm(1)

(1) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Note 6 - Recent Developments and Significant Events

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. On April 21, 2005 the SEC issued a ruling extending the mandatory compliance date for SFAS 123(R). Under the ruling public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after December 15, 2005. The Company plans to adopt the provisions of SFAS No. 123(R) effective January 1, 2006, and is in the process of evaluating the impact on its consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. Guidance under APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153, effective July 1, 2005, is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. Provisions of the SOP limit the yield that may be accreted to the excess of the investor's estimate at acquisition of expected cash flows to be collected over the investor's initial investment in the loan. Additionally, the SOP prohibits the recognition of this excess as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are generally to be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP prohibits "carrying over" or creation of valuation allowance in the initial accounting of all loans acquired in a transfer. The SOP was effective for loans acquired starting January 1 and is not expected to have any impact on the Company's current financial condition or results of operations.

Note 7 - Mortgage-Backed Securities
Mortgage-backed securities available for sale consisted of the following (in thousands):
                                                March 31, 2005
                                  ---------------------------------------------
                                              Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains        Losses        Value
                                  ---------   ----------   ----------   -------
Agency mortgage-backed securities   $19,383           $-        $(263)  $19,120
                                  =========   ==========   ==========   =======

                                               September 30, 2004
                                  ---------------------------------------------
Agency mortgage-backed securities  $    874           $-       $   (3)  $   871
                                  =========   ==========   ==========   =======

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties (in thousands).
                                                 March 31, 2005
                                              ----------------------
                                              Amortized       Fair
                                              Cost            Value
                                              ---------      -------
Due after five years through ten years        $     798     $    779
Due after ten years                              18,585       18,341
                                              ---------     --------
      Total                                   $  19,383     $ 19,120
                                              =========     ========

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended March 31, 2005 and 2004.

Mortgage-backed securities held to maturity consisted of the following (in thousands):
                                                March 31, 2005
                                  ---------------------------------------------
                                              Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
                                  Cost        Gains        Losses        Value
                                  ---------   ----------   ----------   -------
Agency mortgage-backed securities  $151,307         $446      $(2,557) $149,196
Non-agency mortgage-backed
  securities                          3,723            -         (107)    3,616
                                  ---------   ----------   ----------   -------
      Total                        $155,030         $446      $(2,664) $152,812
                                  =========   ==========   ==========   =======

                                                September 30, 2004
                                  ---------------------------------------------
Agency mortgage-backed securities   $96,595       $1,215        $(284) $ 97,526
                                  =========   ==========   ==========   =======

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties (in thousands).
                                                 March 31, 2005
                                              ----------------------
                                              Amortized       Fair
                                              Cost            Value
                                              ---------      -------
Due within one year                           $       2      $     2
Due after one year through five years             2,452        2,536
Due after five years through ten years            8,071        7,839
Due after ten years                             144,505      142,435
                                              ---------      -------
    Total                                      $155,030     $152,812
                                              =========      =======

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2005 are as follows (in thousands):


                         Less than 12 months  12 months or longer   Total
                          -----------------   -----------------    -------
                          Fair  Unrealized   Fair   Unrealized  Fair  Unrealized
                          Value Losses       Value  Losses      Value Losses
                          ----- ----------   -----  ----------  ----- ----------
Mortgage-backed
 securities, available
 for sale               $18,122   $   (263)   $  -      $  -  $18,122  $   (263)
Mortgage-backed
 securities, held to
 maturity               126,870     (2,664)      -         -  126,870    (2,664)
                        ------- ----------   -----  ----------  ----- ----------
      Total            $144,992   $ (2,927)   $  -      $  - $144,992   $(2,927)
                        ======= ==========   =====  ========== ======  =========

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the fair value in the event of a more favorable interest rate environment.

Note 8 -Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

                                        March 31, 2005      September 30, 2004
                                      ------------------    ------------------
                                                Percent               Percent
                                      Balance   of Total    Balance   of Total
Real Estate Loans                     -------   --------    -------   --------
  One-to four family residential     $253,496    59.94%    $242,818    61.27%
  Multi-family residential              5,844     1.38        6,265     1.58
  Commercial                          103,183    24.40       93,575    23.61
                                      -------   ------      -------   ------
      Total real estate loans         362,523    85.72      342,658    86.46
                                      -------   ------      -------   ------
Real Estate Construction Loans
  One-to four family residential        9,183     2.17        7,207     1.82
  Multi-family residential              1,428     0.34          834     0.21
  Commercial and land development      13,195     3.12       11,151     2.81
      Total real estate construction  -------   ------      -------   ------
        loans                          23,806     5.63       19,192     4.84
                                      -------   ------      -------   ------
Consumer Loans
  Home equity lines of credit          28,540     6.75       27,351     6.90
  New and used automotive and RV        4,366     1.03        3,838     0.97
  Other consumer                        1,686     0.40        1,949     0.49
                                      -------   ------      -------   ------
      Total consumer loans             34,592     8.18       33,138     8.36
                                      -------   ------      -------   ------

Commercial/business loans               1,979     0.47        1,363     0.34
                                      -------   ------      -------   ------
                                      422,900   100.0%      396,351   100.0%
Less:                                           ======                ======
  Deferred loan fees                      927                 1,080
  Allowance for loan losses             2,827                 2,637
                                      -------               -------
  Loans receivable, net              $419,146              $392,634
                                      =======               =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  * general economic conditions, either nationally or in our market area, that are worse than expected;
  * changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
  * increased competitive pressures among financial services companies;
  * changes in consumer spending, borrowing and savings habits;
  * legislative or regulatory changes that adversely affect our business;
  * adverse changes in the securities markets; and
  * changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the FASB.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Overview

The Company was organized as a federally-chartered stock corporation at the direction of the Association in connection with its mutual holding company reorganization. The reorganization was completed on December 6, 2004. In connection with the reorganization, the Association converted to a federally-chartered stock savings bank and changed its corporate title to "Home Federal Bank". In the reorganization, the Company sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the reorganization, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Company's common stock is traded on the NASDAQ Stock Market under the symbol "HOME."

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within our market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, we originate other types of real estate loans, commercial business loans and consumer loans.

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 15 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the Federal Home Loan Bank of Seattle ("FHLB"). Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions which may be recaptured if the institution fails to qualify as a thrift for income tax purposes in the future.

Comparison of Financial Condition at March 31, 2005 and September 30, 2004 General. Total assets decreased $100.5 million or 13.5% to $643.4 million at March 31, 2005 compared to $743.9 million at September 30, 2004. Assets at September 30, 2004 included $220.8 million that was received from subscribers in
the Company's minority stock offering.   These subscription funds were
subsequently refunded to subscribers in the quarter ended December 31, 2004 as a result of a change in the appraisal of the Company, which increased the valuation range of the offering. Following the refund to subscribers, the Company conducted a resolicitation and received $153.1 million from subscribers. The Company's minority stock offering, however, was oversubscribed and as a result, $97.2 million of the $153.1 million of subscription funds received by the Company were returned to investors.

Assets. For the six months ended March 31, 2005 total assets decreased $100.5 million. The increases and decreases were primarily concentrated in the following asset categories:

                                                Increase /           Percentage
                               Balance at      (Decrease) from       Increase /
                               March 31, 2005  September 30, 2004   (Decrease)
                               -----------------------------------------------
                                         (dollars in thousands)
Cash and amounts due from
  depository institutions           $ 11,875         $(203,788)       (94.5)%
Mortgage-backed securities,
  available for sale, at
  fair value                          19,120            18,249      2,095.2
Mortgage-backed securities,
  held to maturity                   155,030            58,435         60.5
Loans receivable, net of
  allowance for loan losses          419,146            26,512          6.8
Loans held for sale                    1,566            (2,011)       (56.2)

Cash and amounts due from depository institutions decreased $203.8 million as a result of the completion of the Company's minority stock offering. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the Company's minority stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as described above.

The Company invested the net proceeds from the offering and additional borrowings in mortgage-backed securities to leverage the balance sheet and achieve the desired level of interest-earning assets. For the six months ended March 31, 2005, mortgage-backed securities increased $76.7 million, or 78.7%, to $174.2 million from $97.5 million at September 30, 2004. The increase in mortgage-backed securities consisted of intermediate-term securities, including hybrid adjustable and fixed rate securities with terms of 20 years or less.

Loans receivable, net, increased $26.5 million to $419.1 million at March 31, 2005, from $392.6 million at September 30, 2004. Single-family residential loans and commercial real estate loans increased $12.7 million and $11.7 million, respectively, during the six months ended March 31, 2005. Over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Loans held for sale decreased $2.0 million to $1.6 million at March 31, 2005, from $3.6 million at September 30, 2004. The Company originates fixed-rate residential loans, the majority of which are sold in the secondary market. Selling fixed-rate mortgage loans allows the Company to reduce interest rate risk associated with long term, fixed-rate products and provides funds to make new loans and diversify the loan portfolio. The Company retains the servicing rights on most loans sold in the secondary market, thereby maintaining the customer relationship and generating ongoing noninterest income.

Deposits. Deposits increased $30.1 million during the six months ended March 31, 2005. The following table details the changes in deposit accounts.

                                                                     Percentage
                                Balance at      Increase from        Increase /
                                March 31, 2005  September 30, 2004  (Decrease)
                                ----------------------------------------------
                                             (dollars in thousands)
    Savings deposits               $   25,917        $       464         1.8%
    Demand deposits                   166,639             13,230         8.6
    Certificates of deposit           180,594             16,369        10.0
                                ----------------------------------------------
    Total deposit accounts         $  373,150        $    30,063         8.8%
                                ==============================================

Noninterest-bearing demand deposits increased $4.7 million to $34.3 million at March 31, 2005, from $29.6 million at September 30, 2004. Interest-bearing deposits grew $8.5 million to $132.3 million at March 31, 2005, from $123.8 million at September 30, 2004. Certificates of deposit increased $16.4 million with the majority of the increase in 12 to 23 month terms.

Borrowings. Advances from the FHLB increased $31.9 million or 26.0%, to $154.7 million during the six months ended March 31, 2005. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing net interest income.

Equity.   Total stockholders' equity increased $56.8 million, or 125.9%, to
$101.9 million at March 31, 2005 from $45.1 million at September 30, 2004. The increase was primarily as a result of the $53.6 million net proceeds from the stock offering and $1.5 million for the 146,004 shares of common stock issued to the Foundation.

Comparison of Operating Results for the Three Months ended March 31, 2005 and March 31, 2004

General. Net income for the three months ended March 31, 2005 was $1.7 million, or $0.11 per basic share, compared to net income of $915,000 for the three months ended March 31, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable.

During the current quarter, the Company sold a former branch for a pre-tax gain of $386,000. Excluding the sale of the branch, the Company had net income of $1.4 million, or $0.10 per share for the three months ended March 31, 2005, compared to $915,000 for the same period a year ago. The following table reconciles the Company's actual net income to pro forma net income, exclusive of the sale of the branch and as adjusted for federal and state taxes:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2005       2004
                                              -------    -------
                                     (in thousands, except per share data)
Pro forma disclosure
   Net income, as reported                    $ 1,674     $  915
   Sale of branch                                (386)         -
   Federal and state income tax effect            151          -
                                              -------    -------
   Pro forma net income                       $ 1,439     $  915
                                              =======    =======
Earnings per share
   Basic as reported                          $  0.11      nm (1)
   Pro forma basic                            $  0.10      nm (1)

 (1) Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Net Interest Income. Net interest income increased $1.2 million, or 27.9%, to $5.5 million for the three months ended March 31, 2005, from $4.3 million for the three months ended March 31, 2004. Average total interest-earning assets increased $151.7 million primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past 12 months to achieve a desired level of interest-earning assets. The additional mortgage-backed securities contributed to a 36 basis point decline in the Company's average asset yields for the three months ended March 31, 2005. During that same period our average cost of funds increased 5 basis points, resulting in a 41 basis point decrease in our net interest spread.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2005 increased $1.7 million, or 25.4%, to $8.4 million, from $6.7 million for the three months ended March 31, 2004. The increase was the result of the $151.7 million increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased, prepayment of higher rate loans and mortgage-backed securities in the portfolio, and the decision by the FHLB to significantly reduce the dividend paid on FHLB stock for the near future. We do not expect the impact of the reduction in FHLB dividend income to have a significant effect on our results of operations or financial condition.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended March 31, 2005 and 2004:

                                        Three Months Ended March 31,
                               ------------------------------------------------
                                      2005               2004
                               ------------------------------------------------
                                                                   Increase /
                                                                  (Decrease) in
                                                                   Interest and
                                                                    Dividend
                               Average            Average           Income from
                               Balance    Yield   Balance    Yield    2004
                               -------    -----   -------    -----  -----------
                                         (dollars in thousands)
Loans receivable, net         $413,365    6.09%  $383,821    6.18%    $  369
Loans held for sale              1,471    5.41      2,721    5.66        (19)
Investment securities,
 available for sale,
 including interest-bearing
 deposits in other banks         2,982    2.28      8,135    1.77        (19)
Mortgage-backed securities     173,396    4.72     46,302    5.34      1,427
FHLB stock                       8,044    1.49      6,616    3.99        (36)
                               -------    -----   -------    -----  -----------
Total interest-earning assets $599,258    5.61%  $447,595    5.97%    $1,722
                               =======    ====    =======    ====   ===========

Interest Expense. Interest expense increased $560,000, or 23.3%, to $2.9 million for the three months ended March 31, 2005 from $2.4 million for the three months ended March 31, 2004. The average balance of total interest-bearing liabilities was $487.5 million, an increase of $85.8 million, for the three months ended March 31, 2005 compared to $401.7 million for the three months ended March 31, 2004. The increase was primarily a result of additional advances from the FHLB to leverage the balance sheet and achieve the desired level of interest-earning assets. The average cost of funds for total interest-bearing liabilities was 2.39%, an increase of 5 basis points for the three months ended March 31, 2005 compared to 2.34% for the three months ended March 31, 2004.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2005 and 2004:

                                        Three Months Ended March 31,
                               ------------------------------------------------
                                      2005               2004
                               ------------------------------------------------
                                                                    Increase /
                                                                   (Decrease) in
                                                                    Interest
                               Average            Average           Expense from
                               Balance     Cost   Balance     Cost    2004
                               -------    -----   -------    -----  -----------
                                         (dollars in thousands)

Savings deposits              $ 25,358    0.21%  $ 23,511    0.29%     $   (4)
Interest-bearing demand
  deposits                      95,453    0.27     82,023    0.28           8
Money market deposits           37,730    1.08     32,668    0.71          44
Certificates of deposit        176,139    2.92    149,495    2.88         210
FHLB advances                  152,786    3.79    114,000    4.02         302
Total interest-bearing         -------    -----   -------    -----  -----------
  liabilities                 $487,466    2.39%  $401,697    2.34%     $  560
                               =======    ====    =======    ====   ===========

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The Committee also analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components.

     The provision for loan losses decreased $64,000 to $236,000 for the three months ended March 31, 2005 from $300,000 for the three months ended March 31, 2004. The following table details selected activity associated with the allowance for loan losses for the three months ended March 31, 2005 and 2004:

                                      At or For the Three Months
                                           Ended March 31,
                                     ----------------------------
                                        2005           2004
                                     ----------------------------
                                        (dollars in thousands)
  Provision for loan losses             $236          $ 300
  Net charge-offs                         84             14
  Allowance for loan losses            2,827          2,411
  Allowance for loan losses
   as a percentage of total
   loans receivable and loans
   held for sale at the end
   of the period                        0.67%          0.62%
  Allowance for loan losses
   as a percentage of non-
   performing loans at the
   end of the period                1,197.88%         425.97%
  Nonperforming loans                    236             566
  Nonaccrual and 90 days or
   more past due loans as a
   percentage of loans receiv-
   able                                 0.06%           0.14%
  Total loans, net                   419,146         383,950

The Company increased its provision for loan losses for the prior fiscal year in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, management revised the estimated loss ratios of several loan categories to more accurately reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. Management considers the allowance for loan losses at March 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $627,000 to $2.6 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004. For the quarter ended March 31, 2005 other noninterest income included a $386,000 pre-tax gain on the sale of a former branch. The slowdown in mortgage refinance activity also affected the gains on the sale of single-family residential loans.

Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines. The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the quarter ended March 31, 2005, amortization of the asset exceeded the servicing rights capitalized as loan sales have declined as compared to prior quarters. For the quarter ended March 31, 2004, the Company determined the value of the mortgage servicing right had declined $230,000. The mortgage servicing right was 1.17% of mortgage loans serviced for others at March 31, 2005, compared to 1.19% at March 31, 2004.

The following table provides a detailed analysis of the changes in components of noninterest income:


                                           Increase /       Percentage
                     Three Months Ended   (Decrease)from    Increase /
                        March 31, 2005    March 31, 2004    (Decrease)
                     -----------------------------------------------------
                                   (dollars in thousands)

Service fees and
 charges                        $1,952              $182      10.3%
Gain on sale of
 loans                              72               (53)    (42.4)
Increase in cash
 surrender value
 of bank owned life
 insurance                          87               (37)    (29.8)
Loan servicing fees                168                 2       1.2
Mortgage servicing rights,
 net                               (58)              125      68.3
Other                              420               408   3,400.0
                     -----------------------------------------------------
Total noninterest
 income                         $2,641              $627      31.1%
                     -----------------------------------------------------

Noninterest Expense. Noninterest expense increased $571,000, or 12.4%, to $5.2 million for the three months ended March 31, 2005 compared to $4.6 million for the three months ended March 31, 2004.

The following table provides a detailed analysis of the changes in components of noninterest expense:


                                           Increase /       Percentage
                     Three Months Ended   (Decrease)from    Increase /
                        March 31, 2005    March 31, 2004    (Decrease)
                     -----------------------------------------------------
                                   (dollars in thousands)

Compensation and
 benefits                      $3,096               $404       15.0%
Occupancy and
 equipment                        682                  8        1.2
Data processing                   376                 19        5.3
Advertising                       310                  6        2.0
Other                             729                134       22.5
                     -----------------------------------------------------
Total noninterest
 expense                       $5,193               $571       12.4%
                     -----------------------------------------------------

Compensation expense increased as a result of the establishment of the ESOP, annual merit pay increases, and an increase in the number of employees. As of March 31, 2005, the Company employed 240 full-time equivalent employees, compared to 224 at March 31, 2004. Other expenses increased as a result of professional expenses related to being a publicly held company. The efficiency ratio (excluding the $386,000 gain on the sale of the former branch), which is defined as the percentage of noninterest expense to net interest income plus noninterest income, decreased to 67.01% for the three months ended March 31, 2005 compared to 72.83% for the three months ended March 31, 2004. By definition, a lower efficiency ratio is an indication that the Company is efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $523,000 to $1.0 million for the three months ended March 31, 2005 from $509,000 for the same period a year ago. Income before income taxes was $2.7 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004. The Company's combined federal and state effective income tax rate for the current quarter was 38.1% compared to 35.7% for the same quarter of the prior fiscal year. The increase in the effective tax rate was as a result of decrease in the noninterest income related to the cash surrender value of the bank owned life insurance which is not subject to income taxes and an increase in nondeductible compensation expense related to the ESOP.


Comparison of Operating Results for the Six Months ended March 31, 2005 and March 31, 2004

General. Net income for the six months ended March 31, 2005 was $1.7 million, or $0.12 per basic share, compared to net income of $2.0 million for the six months ended March 31, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable. The per share data for the six months ended March 31, 2005 is being reported on shares outstanding from December 6, 2004 through March 31, 2005, since the Bank completed its reorganization on December 6, 2004.

As part of the reorganization and minority stock offering, the Company formed and capitalized the Foundation with a one-time contribution of $1.8 million, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area. In addition, during the second quarter ended March 31, 2005, the Company sold a former branch for a pre-tax gain of $386,000. The contribution to the Foundation, net of the gain on sale of the branch, was the primary factor in the net income decrease from the same period a year ago.

Excluding the contribution to the Foundation and the sale of the branch, the Company had net income of $2.6 million, or $0.18 per share for the six months ended March 31, 2005, compared to $2.0 million for the same six-month period a year ago. The following table reconciles the Company's actual net income to pro forma net income, exclusive of the contribution to the Foundation and sale of the branch and as adjusted for federal and state taxes:


                                         Six Months Ended
                                             March 31,
                                     -------------------------
                                       2005           2004
                                     --------       ----------
                                    (in thousands, except per
                                            share data)
Pro forma disclosure
Net income, as reported              $1,748          $1,953
Contribution to Foundation            1,825               -
Sale of branch                         (386)              -
Federal and state income
 tax effect                            (561)              -
                                     ------          ------
Pro forma net income                 $2,626          $1,953
                                     ------          ------
Earnings per share
Basic as reported                     $0.12           nm (1)
Pro forma basic                       $0.18           nm (1)

(1) Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Net Interest Income. Net interest income increased $2.0 million, or 23.5%, to $10.5 million for the six months ended March 31, 2005, from $8.5 million for the six months ended March 31, 2004. Average total interest-earning assets increased $146.9 million primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past 12 months to achieve a desired level of interest-earning assets. Also included is cash that was received from subscribers in the minority stock offering and invested in lower-yielding overnight funds. The additional mortgage-backed securities and cash contributed to a 54 basis point decline in the Company's average asset yields during the six months ended March 31, 2005. During that same period our average cost of funds declined 12 basis points, resulting in a 42 basis point decrease in our net interest spread.

Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2005 increased $2.9 million, or 22.0%, to $16.1 million, from $13.2 million for the six months ended March 31, 2004. The increase was the result of the $146.9 million increase in the average balance of interest-earning assets. The increase in average balance of interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased, prepayment of higher rate loans and mortgage-backed securities in the portfolio, and the decision by the FHLB to significantly reduce the dividend paid on FHLB stock for the near future. We do not expect the impact of the reduction in FHLB dividend income to have a significant effect on our results of operations or financial condition.

  The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the six months ended March 31, 2005 and 2004:

                                     Six Months Ended March 31,
                         ---------------------------------------------------
                              2005                    2004
                         ---------------------------------------------------
                                                                 Increase /
                                                                (Decrease)in
                                                                 Interest and
                                                                 Dividend
                            Average            Average           Income from
                            Balance   Yield    Balance  Yield    2004
                         ---------------------------------------------------
                                      (dollars in thousands)


Loans receivable, net      $406,417   6.07%   $381,614   6.21%     $ 472
Loans held for sale           1,953   5.58       2,927   5.63        (28)
Investment securities,
 available for sale,
 including interest-
 bearing deposits in
 other banks                 26,717   1.95       7,070   1.95        191
Mortgage-backed securit-
 ies                        140,938   4.84      38,674   5.48      2,348
FHLB stock                    7,735   0.78       6,575   4.50       (118)
                         ---------------------------------------------------
Total interest-earning
 assets                    $583,760   5.51%   $436,860   6.05%    $2,865
                         ---------------------------------------------------


Interest Expense. Interest expense increased $917,000, or 19.5%, to $5.6 million for the six months ended March 31, 2005 from $4.7 million for the six months ended March 31, 2004. The average balance of total interest-bearing liabilities was $491.4 million, an increase of $100.7 million, for the six months ended March 31, 2005 compared to $390.7 million for the six months ended March 31, 2004. The increase was primarily a result of cash received from stock subscription requests prior to the completion of the minority stock offering and additional advances from the FHLB to leverage the balance sheet and to achieve the desired level of interest-earning assets. The average cost of funds for total interest-bearing liabilities was 2.28%, a decrease of 12 basis points for the six months ended March 31, 2005 compared to 2.40% for the six months ended March 31, 2004.

The following table details average balances, cost of funds and the change in interest expense for the six months ended March 31, 2005 and 2004:

                                       Six Months Ended March 31,
                         ---------------------------------------------------
                              2005                    2004
                         ---------------------------------------------------

                                                                  Increase /
                                                                (Decrease)in
                                                                  Interest
                            Average            Average           Expense from
                            Balance     Cost   Balance   Cost       2004
                         ---------------------------------------------------
                                      (dollars in thousands)
Savings deposits           $ 25,446     0.20%  $23,910   0.29%      $(10)
Interest-bearing
 demand deposits            113,861     0.26    78,286   0.24         56
Money market deposits        39,158     1.01    32,090   0.61        100
Certificates of deposit     172,067     2.93   147,759   2.92        361
FHLB advances               140,827     3.85   108,637   4.23        410

                         ---------------------------------------------------
Total interest-bearing
 liabilities               $491,359     2.28% $390,682   2.40%      $917
                        ---------------------------------------------------


Provision for Loan Losses. The Company's Asset Liability Committee assesses the adequacy of the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component is established to ensure the adequacy of the allowance for loan losses in situations where the Committee believes there are risk factors associated with the collectibility of the portfolio that may not be adequately addressed in the formula or specific allowance components.

The provision for loan losses decreased $305,000 to $295,000 for the six months ended March 31, 2005 from $600,000 for the six months ended March 31, 2004. The following table details selected activity associated with the allowance for loan losses for the six months ended March 31, 2005 and 2004:


                                At or For the Six Months
                                      Ended March 31,
                                ------------------------
                                   2005           2004
                                ------------------------
                                 (dollars in thousands)

Provision for loan losses          $295           $600
Net charge-offs                     105             42
Allowance for loan losses         2,827          2,411
Allowance for loan losses
 as a percentage of total
 loans receivable and loans
 held for sale at the end of
 the period                        0.67%          0.62%
Allowance for loan losses
 as a percentage of
 nonperforming loans at the
 end of the period             1,197.88%        425.97%
Nonperforming loans                 236            566
Nonaccrual and 90 days or
 more past due loans as a
 percentage of loans receiv-
 able                              0.06%          0.14%
Total loans, net                419,146        383,950


The Company increased its provision for loan losses for the prior fiscal year in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, management revised the estimated loss ratios of several loan categories to more accurately reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. Management considers the allowance for loan losses at March 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $517,000 to $4.9 million for the six months ended March 31, 2005 from $4.3 million for the six months ended March 31, 2004. Noninterest income for the six months ended March 31, 2005 included a $386,000 pre-tax gain on the sale of a branch. The slowdown in mortgage refinance activity also affected the gains on the sale of single-family residential loans.

Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines. The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the six months ended March 31, 2005, amortization of the asset exceeded the servicing rights capitalized as loan sales have declined as compared to the six months ended March 31, 2004. In addition, the Company determined the value of the mortgage servicing right had declined $100,000 and $230,000 for the six months ended March 31, 2005 and 2004. The mortgage servicing right was 1.17% of mortgage loans serviced for others at March 31, 2005, compared to 1.19% at March 31, 2004.

The following table provides a detailed analysis of the changes in components of noninterest income:

                                           Increase /       Percentage
                       Six Months Ended   (Decrease)from    Increase /
                        March 31, 2005    March 31, 2004    (Decrease)
                     -----------------------------------------------------
                                   (dollars in thousands)
Service fees and
 charges                        $3,911              $436         12.5%
Gain on sale of
 loans                             140              (204)       (59.3)
Increase in cash
 surrender value
 of bank owned life
 insurance                         162               (87)       (34.9)
Loan servicing fees                340                 8          2.4
Mortgage servicing
 rights, net                      (154)              (40)        35.1
Other                              459               404        734.6
                      -----------------------------------------------------
Total noninterest
 income                         $4,858              $517         11.9%
                      -----------------------------------------------------


Noninterest Expense. Noninterest expense increased $3.0 million, or 32.9%, to $12.2 million for the six months ended March 31, 2005 from $9.2 million for the six months ended March 31, 2004. Excluding the $1.8 million one-time contribution to the Foundation, noninterest expense increased $1.2 million, or 13.0%.

The following table provides a detailed analysis of the changes in components of noninterest expense:

                                           Increase /       Percentage
                       Six Months Ended   (Decrease)from    Increase /
                        March 31, 2005    March 31, 2004    (Decrease)
                     -----------------------------------------------------
                                   (dollars in thousands)

Compensation and
 benefits                      $ 6,149           $   809       15.1%
Occupancy and
 equipment                       1,401                26        1.9
Data processing                    819                95       13.1
Advertising                        650               135       26.2
Contribution to
 Foundation                      1,825             1,825      100.0
Other                            1,406               142       11.2
                     -----------------------------------------------------
Total noninterest
 expense                       $12,250            $3,032       32.9%
                     -----------------------------------------------------


Compensation expense increased due to the establishment of the ESOP, annual merit pay increases, and an increase in the number of employees. As of March 31, 2005, the Company employed 240 full-time equivalent employees, compared to 224 at March 31, 2004. Advertising expense increased as a result of additional marketing campaigns in the current fiscal year. Other expenses increased primarily as a result of professional expenses related to being a publicly held company. The efficiency ratio (excluding the charitable contribution to the Foundation and the gain on the sale of the branch), which is defined as the percentage of noninterest expense to net interest income plus noninterest income, decreased to 69.71% for the six months ended March 31, 2005 compared to 71.59% for the six months ended March 31, 2004. By definition, a lower efficiency ratio is an indication that the Company is efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $57,000 to $1.0 million for the six months ended March 31, 2005 from $1.1 million for the same period a year ago. Income before income taxes was $2.8 million for the six months ended March 31, 2005 compared to $3.1 million for the six months ended March 31, 2004. The Company's combined federal and state effective income tax rate for the second quarter was 37.5% compared to 36.1% for the same quarter of the prior fiscal year. The increase in the effective tax rate was as a result of a decrease in noninterest income related to the cash surrender value of the bank owned life insurance which is not subject to income taxes and an increase in nondeductible compensation expense related to the ESOP.

Liquidity, Commitments and Capital Resources

Liquidity. The Company actively analyzes and manages the Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See "Consolidated Statements of Cash Flows" contained in the Financial Statements included in this document.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

At March 31, 2005, the Company maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2005, the Company was in compliance with the collateral requirements and $49.3 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At March 31, 2005, certificates of deposits amounted to $180.6 million, or 48.4% of total deposits, including $78.7 million which are scheduled to mature by March 31, 2006. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the FHLB, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Contractual Obligations. On March 31, 2005, the Company selected Open Solutions Inc. for the conversion of the Company's core data processing systems to Open Solutions technology platform for financial institutions. The Company's contract with its current vendor expires November 30, 2005. The contract with Open Solutions Inc. is for a term of 60 months with options to renew for additional successive twenty-four month terms. The Company expects the conversion to be completed in November 2005. The majority of the costs related to the conversion, including software license fees, hardware and conversion costs, will be capitalized and amortized using the straight-line method over their estimated useful life.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31,2005:

                                              Contract or
                                             Notional Amount
                                             ---------------
                                             (in thousands)


Commitments to originate loans:
   Fixed rate                                    $12,167
   Adjustable rate                                 6,542
  Undisbursed balance of loans closed            19,130
  Unused lines of credit                         23,815
  Commercial letters of credit                       69
                                             ---------------
      Total                                     $61,723
                                             ---------------



Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At March 31, 2005, the Company exceeded all regulatory capital requirements. Total equity of the Company was $101.9 million at March 31, 2005, or 15.8% of total assets on that date.

The Bank's regulatory capital ratios at March 31, 2005 were as follows: Tier 1 capital of 12.40%; Tier 1 risk-based capital of 20.51%; and total risk-based capital of 21.26%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

One of our primary financial objectives is to generate ongoing profitability. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a monthly basis using an internal model.

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and the FHLB; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2005, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4 - Controls and Procedures
--------------------------------

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

(b) Changes in Internal Controls.

In the quarter ended March 31, 2005, the Company did not make any changes in, nor take any corrective actions regarding its internal controls or other factors, that could materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
---------------------------------------------------------------------

On August 12, 2004, the Company's Registration Statement on Form S-1 (File No. 333-113731) was declared effective. On December 6, 2004, the Bank completed the mutual holding company reorganization and minority stock offering. The Company issued 6,083,500 shares of its common stock, $0.01 par value, that were sold at a price of $10.00 per share in the subscription offering. As part of the reorganization and minority stock offering, the Company formed and capitalized the Foundation with a one-time contribution of $1.8 million, which consisted of 146,004 shares of its common stock and $365,010 in cash. In addition, the Company issued 8,979,246 additional shares to Home Federal MHC, a federally-chartered mutual holding company.

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

In connection with the minority stock offering, the Company received $53.6 million in net proceeds after deducting expenses of $2.2 million and net of unfunded ESOP proceeds of $5.0 million. The Company invested $29.3 million of the net proceeds into the Bank in exchange for 100% of the Bank's capital stock. The remaining $24.3 million in net proceeds was retained by the Company as working capital.

Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended March 31, 2005. In addition, the Company has no publicly announced plans to repurchase its common stock.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not applicable.

Item 5.  Other Information
--------------------------

Not applicable.

Item 6.  Exhibits
-----------------



  3.1   Articles of Incorporation of the Registrant (1)
  3.2   Bylaws of the Registrant (1)
  10.1 Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bank (1)
  10.2 Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bancorp, Inc. (1)
  10.3  Form of Severance Agreement for Executive Officers (1)
  10.4 Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (1)
  10.5 Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with Each of its Directors (1)
  10.6 Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with Each of its Directors (1)
  10.7 Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt,
        James R. Stamey and Robert A. Tinstman (1)
  10.8 Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger
        D. Eisenbarth, Lynn A. Sander and Karen Wardwell (1)
  10.9 Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel
        L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth,
        Lynn A. Sander and Karen Wardwell (1)
  14    Code of Ethics (2)
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
  32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30,2004.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Home Federal Bancorp, Inc.



Date:  May 12, 2005                 /s/ Daniel L. Stevens
       ------------                 ---------------------
                                    Daniel L. Stevens
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 12, 2005                 /s/ Robert A. Schoelkoph
       ------------                 ------------------------
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


Date:  May 12, 2005           /s/ Daniel L. Stevens
       ------------           ---------------------
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


Date:  May 12, 2005           /s/ Robert A. Schoelkoph
       -----------            ------------------------
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

  1. the Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934, as amended; and

  2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Daniel L. Stevens                       /s/ Robert A. Schoelkoph
---------------------                       ------------------------
Daniel L. Stevens                           Robert A. Schoelkoph
Chairman, President and                     Senior Vice President and
Chief Executive Officer                     Chief Financial Officer


Dated: May 12, 2005
       ------------