Form 10-Q
period 2005-06-30
HOME FEDERAL BANCORP INC
filed 2005-08-12
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

              For the quarterly period ended June 30, 2005

or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

              For the transition period from _____ to _____

   Commission File Number: 000-50901

HOME FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States                                                                                                                            20-0945587
 (State or other jurisdiction of incorporation                                                                   (I.R.S. Employer
or organization);                                                                                                                     I.D. Number)

500 12th Avenue South, Nampa, Idaho                                                                                     83651
 (Address of principal executive offices)                                                                                 (Zip Code)

Registrant's telephone number, including area code:                                                      (208) 466-4634

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
            Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,208,750 shares outstanding as of August 1, 2005.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

Home Federal Bancorp, Inc. (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa (the "Association") pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank (the "Bank"). On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, 8,979,246 shares were issued to Home Federal MHC, the mutual holding company parent of the Company, and an additional 146,004 shares were issued to the Home Federal Foundation, Inc. (the "Foundation"). For further discussion of the Company's formation and operations, see the Company's Annual Report on Form 10-K for the year ended September 30, 2004 ("2004 10-K"). Based upon the foregoing, the Unaudited Interim Consolidated Financial Statements filed as a part of this quarterly report for periods prior to December 6, 2004, are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation, as follows:

                                                                                                                                                                        Page

                                    Consolidated Balance Sheets as of
                                        June 30, 2005 and September 30, 2004                                                                                  1
                                    Consolidated Statements of Income for the Three and Nine Months
                                        ended June 30, 2005 and 2004                                                                                                2
                                    Consolidated Statements of Stockholders' Equity                                                                 3
                                    Consolidated Statements of Cash Flows for the Nine Months
                                        ended June 30, 2005 and 2004                                                                                                4
                                    Selected Notes to Unaudited Interim Consolidated Financial
                                        Statements                                                                                                                                 6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                        11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                 22

Item 4 - Controls and Procedures                                                                                                                                22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                           24

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                 24

Item 3 - Defaults upon Senior Securities                                                                                                                   24

Item 4 - Submission of Matters to a Vote of Security Holders                                                                              24

Item 5 - Other Information                                                                                                                                           25

Item 6 - Exhibits                                                                                                                                                             25

SIGNATURES                                                                                                                                                              27

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2005	September 30, 2004
ASSETS
Cash and amounts due from depository institutions	$ 21,577	$ 215,663
Mortgage-backed securities available for sale, at fair value	17,910	871
Mortgage-backed securities held to maturity, at cost	164,337	96,595
Federal Home Loan Bank stock, at cost	9,591	7,317
Loans receivable, net of allowance for loan losses of $2,903
and $2,637	433,892	392,634
Loans held for sale	3,521	3,577
Accrued interest receivable	2,337	2,019
Property and equipment, net	11,226	10,967
Mortgage servicing rights, net	2,752	3,152
Bank owned life insurance	10,009	10,052
Real estate and other property owned	604	113
Other assets	1,467	907
TOTAL ASSETS	$ 679,223	$ 743,867

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Demand deposits	$ 167,684	$ 153,409
Savings deposits	25,375	25,453
Certificates of deposit	188,052	164,225
Total deposit accounts	381,111	343,087
Advances by borrowers for taxes and insurance	2,053	3,716
Interest payable	1,648	1,420
Deferred compensation	2,867	2,463
Federal Home Loan Bank advances	181,750	122,797
Deferred income tax liability	1,548	2,264
Other liabilities	4,505	223,023
Total liabilities	575,482	698,770
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	-
June 30, 2005 - 15,208,750 issued and outstanding
September 30, 2004 - none issued and outstanding
Additional paid-in capital	59,909	-
Retained earnings	48,359	45,099
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,635)	-
Accumulated other comprehensive loss	(44)	(2)
Total stockholders' equity	103,741	45,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 679,223	$ 743,867

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Interest and dividend income:
Loan interest	$ 6,666	$ 5,948	$ 9,050	$ 17,889
Investment interest	11	10	271	79
Mortgage-backed security interest	2,071	859	5,479	1,918
Federal Home Loan Bank dividends	-	67	30	215
Total interest and dividend income	8,748	6,884	24,830	20,101
Interest expense:
Deposits	1,602	1,233	4,492	3,617
Federal Home Loan Bank advances	1,531	1,158	4,240	3,456
Total interest expense	3,133	2,391	8,732	7,073
Net interest income	5,615	4,493	16,098	13,028
Provision for loan losses	161	300	456	900
Net interest income after provision for loan losses	5,454	4,193	15,642	12,128
Noninterest income:
Service charges and fees	2,146	2,030	6,057	5,504
Gain on sale of loans	62	77	202	421
Increase in cash surrender value of bank owned life insurance	91	122	253	371
Loan servicing fees	166	168	506	500
Mortgage servicing rights, net	(245)	287	(399)	173
Other	472	(68)	931	(12)
Total noninterest income	2,692	2,616	7,550	6,957
Noninterest expense:
Compensation and benefits	3,195	2,753	9,344	8,094
Occupancy and equipment	690	686	2,091	2,062
Data processing	427	374	1,246	1,098
Advertising	239	309	889	824
Postage and supplies	186	193	584	601
Professional services	276	73	698	253
Insurance and taxes	91	117	241	325
Charitable contribution to Foundation	-	-	1,825	-
Other	442	216	878	682
Total noninterest expense	5,546	4,721	17,796	13,939
Income before income taxes	2,600	2,088	5,396	5,146
Income tax expense	802	770	1,850	1,875
NET INCOME	$ 1,798	$ 1,318	$ 3,546	$ 3,271

Earnings per common share:
Basic	$ 0.12	nm (1)	$ 0.24	nm (1)
Diluted	$ 0.12	nm (1)	$ 0.24	nm (1)
Weighted average number of shares outstanding:
Basic	14,735,474	nm (1)	14,725,923	nm (1)
Diluted	14,735,474	nm (1)	14,725,923	nm (1)

(1)   Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Sept. 30, 2003	-	$ -	$ -	$ 40,415	$ -	$ (16)	$ 40,399

Comprehensive income:
Net income				4,684			4,684
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						14	14
Comprehensive income:							4,698
Balance at Sept. 30, 2004	-	-	-	45,099	-	(2)	45,097

Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			76		349		425
Dividends paid ($0.05 per share) (1)				(286)			(286)
Comprehensive income:
Net income				3,546			3,546
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(42)	(42)
Comprehensive income:							3,504
Balance at June 30, 2005	15,208,750	$ 152	$ 59,909	$ 48,359	$ (4,635)	$ (44)	$ 103,741

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,546	$ 3,271
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,261	1,187
Net amortization (accretion) of premiums and discounts on investments	(29)	(4)
(Gain) loss on sale of fixed assets and repossessed assets	(361)	55
Gain on sale of securities available for sale	-	39
Income from death benefits on bank owned life insurance	(456)	-
ESOP shares committed to be released	425	-
Non-cash contribution to Foundation	1,460	-
Provision for losses	456	900
Federal Home Loan Bank stock dividend	(30)	(215)
Deferred compensation expense	404	504
Net deferred loan fees	(178)	(220)
Provision (benefit) for deferred income taxes	(678)	(637)
Net gain on sale of loans	(231)	(421)
Proceeds from sale of loans held for sale	39,392	55,861
Originations of loans held for sale	(39,112)	(52,148)
Impairment of mortgage servicing asset	300	130
Net increase in value of bank owned life insurance	(253)	(326)
Change in assets and liabilities:
Interest receivable	(318)	(212)
Other assets	(499)	441
Interest payable	228	344
Other liabilities	2,245	133
Other	-	(1,168)
Net cash provided by operating activities	7,572	7,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	13,820	9,136
Purchase of mortgage-backed securities held to maturity	(81,517)	(67,360)
Proceeds from sale and maturity of mortgage-backed securities available for sale	2,138	81
Purchase of mortgage-backed securities available for sale	(19,261)	(991)
Proceeds from sale of securities available for sale	-	5,468
Purchases of property and equipment	(1,669)	(1,978)
Purchase of Federal Home Loan Bank stock	(2,244)	(369)
Loan originations and principal collections, net	(42,190)	(14,770)
Proceeds from disposition of property and equipment	560	80
Proceeds from death benefits on bank owned life insurance	752
Proceeds from sale of repossessed assets	148	-
Net cash used in investing activities	(129,463)	(70,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	38,024	32,249
Net decrease in advances by borrowers for taxes and insurance	(1,663)	(1,713)
Proceeds from Federal Home Loan Bank advances	230,500	81,650
Repayment of Federal Home Loan Bank advances	(171,547)	(46,421)
Stock subscription orders refunded	(220,813)	-
Dividends paid	(287)
Net proceeds from stock issuance	53,591	-
Net cash (used in) provided by financing activities	(72,195)	65,765
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(194,086)	2,576
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	215,663	11,118
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 21,577	$ 13,694

                                                                                                                                                                                                            4


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 8,504	$ 6,729
Income taxes	2,575	2,512

Acquisition of real estate and other assets in settlement of loans	790	10
Fair value adjustment to securities available for sale, net of taxes	(41)	6

See accompanying notes.


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

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Company's September 30, 2004 audited financial statements and notes included in the 2004 Form 10-K filed with the Securities and Exchange Commission ("SEC") on December 29, 2004.

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

At June 30, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2004 Form 10-K.


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

Note 4 - Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an ESOP for the benefit of its employees. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within stockholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

Note 5 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The Company measures its stock-based compensation arrangements using the provisions outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. As of June 30, 2005, no stock options, stock appreciation rights or restricted stock had been granted.

Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. On July 19, 2005, the Company granted stock options covering 581,278 shares of common stock to certain employees and directors. The options were granted at the then fair market value, vest over five years and expire 10 years from the date of grant.


Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period, and therefore, the cost of such will be accrued ratably over a five-year period as compensation expense.

Note 6 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. There were no outstanding securities or contracts that could be exercised or converted into common stock as of June 30, 2005. Therefore, basic and diluted earnings per share are the same. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$ 1,798	$ 1,318	$ 3,546	$ 3,271
Weighted average shares outstanding	14,735,474	nm(1)	14,725,923	nm(1)
Basic and diluted earnings per share	$ 0.12	nm(1)	$ 0.24	nm(1)
(1) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Note 7 - Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions (for example, stock options granted to employees of the Company) be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. On April 21, 2005 the SEC issued a ruling extending the mandatory compliance date for SFAS 123(R). Under the ruling, public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) for fiscal years beginning after June 15, 2005. The Company plans to adopt the provisions of SFAS No. 123(R) effective October 1, 2005, and is in the process of evaluating the impact on its consolidated financial position or results of operations.

On May 30, 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. To enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle be retrospectively applied. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on the Company's consolidated financial condition or results of operations.


Note 8 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following (in thousands):
June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage-backed securities	$ 17,982	$ 43	$ (115)	$ 17,910

September 30, 2004
Agency mortgage-backed securities	$ 874	$ -	$ (3)	$ 871

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties (in thousands).
June 30, 2005
	Amortized Cost	Fair Value
Due after five years through ten years	$ 756	$ 747
Due after ten years	17,226	17,163
Total	$ 17,982	$ 17,910

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended June 30, 2005 and 2004.

Mortgage-backed securities held to maturity consisted of the following (in thousands):
June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency mortgage-backed securities	$ 160,666	$ 1,071	$ (393)	$ 161,344
Non-agency mortgage-backed securities	3,671	-	(66)	3,605
Total	$ 164,337	$ 1,071	$ (459)	$ 164,949

September 30, 2004
Agency mortgage-backed securities	$ 96,595	$ 1,215	$ (284)	$ 97,526

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties (in thousands).
	June 30, 2005
	Amortized Cost	Fair Value
Due within one year	$ 8	$ 8
Due after one year through five years	2,048	2,121
Due after five years through ten years	7,753	7,695
Due after ten years	154,528	155,125
Total	$ 164,337	$ 164,949


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2005 are as follows (in thousands):
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed
securities, available
for sale	$ 9,295	$(115)	$ -	$ -	$ 9,295	$ (115)
Mortgage-backed
securities, held to
maturity	52,665	(318)	12,582	(141)	65,247	(459)
Total	$61,960	$(433)	$12,582	$(141)	$74,542	$(574)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of June 30, 2005, the Company had pledged mortgage-backed securities with an amortized cost of $127 million and a fair value of $128 million as collateral for advances at the Federal Home Loan Bank of Seattle ("FHLB").

Note 9 -Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	June 30, 2005		September 30, 2004
	Balance	Percent of Total	Balance	Percent of Total
Real Estate Loans
One-to four family residential	$253,838	58.00%	$242,818	61.27%
Multi-family residential	5,464	1.25	6,265	1.58
Commercial	114,245	26.10	93,575	23.61
Total real estate loans	373,547	85.35	342,658	86.46

Real Estate Construction Loans
One-to four family residential	13,577	3.10	7,207	1.82
Multi-family residential	1,427	0.33	834	0.21
Commercial and land development	10,815	2.47	11,151	2.81
Total real estate construction loans	25,819	5.90	19,192	4.84

Consumer Loans
Home equity lines of credit	29,369	6.71	27,351	6.90
New and used automotive and RV	4,434	1.01	3,838	0.97
Other consumer	1,878	0.43	1,949	0.49
Total consumer loans	35,681	8.15	33,138	8.36

Commercial/business loans	2,643	0.60	1,363	0.34
	437,690	100.0%	396,351	100.0%
Less:
Deferred loan fees	895		1,080
Allowance for loan losses	2,903		2,637
Loans receivable, net	$433,892		$392,634


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as "believes", "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

  statements of our goals, intentions and expectations;
  statements regarding our business plans, prospects, growth and operating strategies;
  statements regarding the quality of our loan and investment portfolios; and
  estimates of our risks and future costs and benefits.

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
  increased competitive pressures among financial services companies;
  changes in consumer spending, borrowing and savings habits;
  legislative or regulatory changes that adversely affect our business;
  adverse changes in the securities markets; and
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the FASB.

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Overview

The Company was organized as a federally-chartered stock corporation at the direction of the Association in connection with its mutual holding company reorganization. The reorganization was completed on December 6, 2004. In connection with the reorganization, the Association converted to a federally-chartered stock savings bank and changed its corporate title to "Home Federal Bank." In the reorganization, the Company sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the reorganization, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Company's common stock is traded on the NASDAQ Stock Market under the symbol "HOME."

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


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

Critical Accounting Policies

Allowance for Loan Losses. Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. This requires management to make assumptions about future losses on loans as the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish it, which would negatively affect earnings.

Our methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans based on historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is created when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance element relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized.

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

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the FHLB. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a thrift for income tax purposes in the future.

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

General. Total assets decreased $64.7 million, or 8.7%, to $679.2 million at June 30, 2005 compared to $743.9 million at September 30, 2004. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the Company's minority stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as a result of a change in the appraisal of the Company, which increased the valuation range of the minority stock offering. Following the refund to subscribers, the Company conducted a resolicitation and received $153.1 million from subscribers. The Company's minority stock offering, however, was oversubscribed and as a result, $97.2 million of the $153.1 million of subscription funds received by the Company were returned to investors in the quarter ended December 31, 2004.


Assets. For the nine months ended June 30, 2005 total assets decreased $64.7 million. The increases and decreases were primarily concentrated in the following asset categories:

	Balance at June 30, 2005	Increase / (Decrease) from September 30, 2004	Percentage Increase / (Decrease)
	(dollars in thousands)
Cash and amounts due from depository
institutions	$ 21,577	$(194,086)	(90.0)%
Mortgage-backed securities, available for sale, at
fair value	17,910	17,039	1,956.3
Mortgage-backed securities, held to maturity	164,337	67,742	70.1
Loans receivable, net of allowance for loan losses	433,892	41,258	10.5
FHLB stock, at cost	9,591	2,274	31.1

Cash and amounts due from depository institutions decreased $194.1 million as a result of the completion of the Company's minority stock offering. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the Company's minority stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as described above.

The Company invested the net proceeds from the stock offering and additional borrowings in mortgage-backed securities to leverage the balance sheet and achieve the desired level of interest-earning assets. For the nine months ended June 30, 2005, mortgage-backed securities increased $84.7 million, or 86.9%, to $182.2 million from $97.5 million at September 30, 2004. The increase in mortgage-backed securities consisted of intermediate-term securities, including hybrid adjustable and fixed rate securities with terms of 20 years or less.

Loans receivable, net, increased $41.3 million to $433.9 million at June 30, 2005, from $392.6 million at September 30, 2004. Single-family residential loans and commercial real estate loans increased $17.4 million and $20.3 million, respectively, during the nine months ended June 30, 2005. Over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

FHLB stock increased $2.3 million to $9.6 million at June 30, 2005, from $7.3 million at September 30, 2004. The Company is required to purchase FHLB capital stock as partial collateral for advances from the FHLB. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deposits. Deposits increased $38.0 million during the nine months ended June 30, 2005. The following table details the changes in deposit accounts.

Balance at June 30, 2005	Increase from September 30, 2004	Percentage Increase/ (Decrease)
	(dollars in thousands)
Savings deposits	$ 25,375	$ (78)	(0.3)%
Demand deposits	167,684	14,275	9.3
Certificates of deposits	188,052	23,827	14.5
Total deposit accounts	$ 381,111	$ 38,024	11.1%

Noninterest-bearing demand deposits increased $11.4 million to $41.0 million at June 30, 2005, from $29.6 million at September 30, 2004. Interest-bearing deposits grew $2.9 million to $126.7 million at June 30, 2005, from $123.8 million at September 30, 2004. Certificates of deposit increased $23.8 million with the majority of the increase in 12 to 23 month terms.

Borrowings. Advances from the FHLB increased $59.0 million, or 48.0%, to $181.8 million during the nine months ended June 30, 2005. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing net interest income.


Equity. Total stockholders' equity increased $58.6 million, or 130.0%, to $103.7 million at June 30, 2005 from $45.1 million at September 30, 2004. The increase was primarily a result of the $53.6 million net proceeds from the stock offering, $1.5 million for the 146,004 shares of common stock issued to the Foundation and $3.5 million in net income for the nine months ended June 30, 2005. On June 16, 2005, the Company paid $286,000 in cash dividends to stockholders of record, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended June 30, 2005 and June 30, 2004

General. Net income for the three months ended June 30, 2005 was $1.8 million, or $0.12 per basic share, compared to net income of $1.3 million for the three months ended June 30, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable.

Net Interest Income. Net interest income increased $1.1 million, or 24.4%, to $5.6 million for the three months ended June 30, 2005, from $4.5 million for the three months ended June 30, 2004. Average total interest-earning assets increased $151.1 million to $618.0 million for the three months ended June 30, 2005 primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past 12 months to achieve a desired level of interest-earning assets. The additional mortgage-backed securities contributed to a 24 basis point decline in the Company's average asset yields for the three months ended June 30, 2005. During that same period the Company's average cost of funds increased 21 basis points, resulting in a 45 basis point decrease in the net interest spread.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2005 increased $1.8 million, or 26.1%, to $8.7 million, from $6.9 million for the three months ended June 30, 2004. The increase was primarily attributable to the $151.1 million increase in the average balance of interest-earning assets. The increase in interest income as a result of the increase in interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased and the decision by the FHLB to suspend dividend payments on FHLB stock for the near future. We do not expect the impact of the reduction in FHLB dividend income to have a significant effect on our results of operations or financial condition.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended June 30, 2005 and 2004:
	Three Months Ended June 30,
	2005		2004
	Average Balance	Yield	Average Balance	Yield	Increase / (Decrease) in Interest and Dividend Income from 2004
	(dollars in thousands)
Loans receivable, net	$429,082	6.19%	$386,628	6.11%	$ 734
Loans held for sale	1,972	5.58	3,254	5.56	(17)
Investment securities, available for
sale, including interest-bearing
deposits in other banks	1,501	2.93	2,754	1.45	1
Mortgage-backed securities	176,371	4.70	67,303	5.10	1,213
FHLB stock	8,846	0.00	6,711	3.99	(67)
Total interest-earning assets	$617,772	5.66%	$466,650	5.90%	$1,864

Interest Expense. Interest expense increased $742,000, or 31.0%, to $3.1 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. The average balance of total interest-bearing liabilities was $501.2 million, an increase of $83.2 million, for the three months ended June 30, 2005 compared to $418.0 million for the three months ended June 30, 2004. The increase was primarily a result of additional advances from the FHLB to leverage the balance sheet and achieve the desired level of interest-earning assets. As a result of general market rate increases following Federal Reserve rate hikes during the past several quarters, the average cost


of funds for total interest-bearing liabilities increased 21 basis points to 2.50% for the three months ended June 30, 2005 compared to 2.29% for the three months ended June 30, 2004.

The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2005 and 2004:
	Three Months Ended June 30,
	2005		2004
	Average Balance	Cost	Average Balance	Cost	Increase / (Decrease) in Interest Expense from 2004
	(dollars in thousands)
Savings deposits	$ 26,167	0.20%	$ 24,971	0.19%	$ 1
Interest-bearing demand deposits	97,872	0.29	87,291	0.24	19
Money market deposits	33,577	1.13	33,734	0.70	36
Certificates of deposit	183,443	3.10	156,547	2.84	312
FHLB advances	160,175	3.82	115,425	4.01	374
Total interest-bearing liabilities	$ 501,234	2.50%	$ 417,968	2.29%	$ 742

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

The provision for loan losses decreased $139,000, or 46.3%, to $161,000 for the three months ended June 30, 2005 from $300,000 for the three months ended June 30, 2004. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2005 and 2004:
	At or For the Three Months Ended June 30,
	2005	2004
	(dollars in thousands)
Provision for loan losses	$ 161	$ 300
Net charge-offs	85	13
Allowance for loan losses	2,903	2,706
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.66%	0.69%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	646.55%	400.30%
Nonperforming loans	449	676
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.10%	0.17%
Total loans, net	433,892	386,837


The Company increased its provision for loan losses for the prior fiscal year in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, management revised the estimated loss ratios of certain loan categories to more accurately reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. Management considers the allowance for loan losses at June 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $76,000, or 2.9%, to $2.7 million for the three months ended June 30, 2005 from $2.6 million for the three months ended June 30, 2004. For the quarter ended June 30, 2005 other noninterest income included $456,000 in net life insurance proceeds as a result of the death of a former bank officer.

The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the quarter ended June 30, 2005, the Company determined the value of the mortgage servicing right had declined $200,000. In addition, amortization of the servicing right exceeded the servicing rights capitalized as loan sales have declined as compared to prior quarters. The mortgage servicing right was 1.10% of mortgage loans serviced for others at June 30, 2005, compared to 1.27% at June 30, 2004. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended June 30, 2005	Increase /(Decrease) from June 30, 2004	Percentage Increase / (Decrease)
	(dollars in thousands)
Service fees and charges	$2,146	$116	5.7%
Gain on sale of loans	62	(15)	(19.5)
Increase in cash surrender value of bank owned life insurance	91	(31)	(25.4)
Loan servicing fees	166	(2)	(1.2)
Mortgage servicing rights, net	(245)	(532)	(185.4)
Other	472	540	794.1
Total noninterest income	$2,692	$ 76	2.9%

Noninterest Expense. Noninterest expense increased $825,000, or 17.6%, to $5.5 million for the three months ended June 30, 2005 compared to $4.7 million for the three months ended June 30, 2004.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended June 30, 2005	Increase /(Decrease) from June 30, 2004	Percentage Increase / (Decrease)
	(dollars in thousands)
Compensation and benefits	$3,195	$442	16.1%
Occupancy and equipment	690	4	0.6
Data processing	427	53	14.2
Advertising	239	(70)	(22.6)
Other	995	396	66.1
Total noninterest expense	$5,546	$825	17.6%

Compensation expense increased as a result of the establishment of the ESOP, annual merit pay increases, and an increase in the number of employees. As of June 30, 2005, the Company employed 239 full-time equivalent employees, compared to 228 at June 30, 2004. Other noninterest expenses increased primarily as a result of a $206,000 accrued death benefit to the family of a former bank officer pursuant to a non-qualified retirement plan


and professional expenses related to being a publicly held company. The efficiency ratio, which is defined as the percentage of noninterest expense to net interest income plus noninterest income, was relatively unchanged at 66.76% for the quarter ended June 30, 2005 compared to 66.41% for the three months ended June 30, 2004. By definition, a lower efficiency ratio is an indication that the Company is efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $32,000 to $802,000 for the three months ended June 30, 2005 from $770,000 for the same period a year ago. Income before income taxes was $2.6 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004. The Company's combined federal and state effective income tax rate for the current quarter was 30.8% compared to 36.9% for the same quarter of the prior fiscal year. The decrease in the effective tax rate for the quarter was primarily as a result of the receipt of life insurance proceeds which are not subject to income taxes.

Comparison of Operating Results for the Nine Months ended June 30, 2005 and June 30, 2004

General. Net income for the nine months ended June 30, 2005 was $3.5 million, or $0.24 per basic share, compared to net income of $3.3 million for the nine months ended June 30, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable. The per share data for the nine months ended June 30, 2005 is being reported on shares outstanding from December 6, 2004 through June 30, 2005, since the Bank completed its reorganization on December 6, 2004.

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

Excluding the contribution to the Foundation and the sale of the branch, the Company had net income of $4.4 million, or $0.30 per share, for the nine months ended June 30, 2005, compared to $3.3 million for the same nine-month period a year ago. The following table reconciles the Company's actual net income to pro forma net income, exclusive of the contribution to the Foundation and sale of the branch and as adjusted for federal and state taxes:
	Nine Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$3,546	$3,271
Contribution to Foundation	1,825	-
Sale of branch	(386)	-
Federal and state income tax effect	(561)	-
Pro forma net income	$4,424	$3,271
Earnings per share
Basic as reported	$0.24	nm (1)
Pro forma basic	$0.30	nm (1)

(1) Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Net Interest Income. Net interest income increased $3.1 million, or 23.8%, to $16.1 million for the nine months ended June 30, 2005, from $13.0 million for the nine months ended June 30, 2004. Average total interest-earning assets increased $148.3 million to $595.1 million for the nine months ended June 30, 2005 primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past 12 months to achieve a desired level of interest-earning assets. Cash that was received from subscribers in the minority stock offering and invested in lower-yielding overnight funds also contributed to the increase in interest-earning assets. The additional mortgage-backed securities and cash contributed to a 44 basis point decline in the Company's average asset yields during the nine months ended June 30,


2005. During that same period the Company's average cost of funds declined one basis point, resulting in a 43 basis point decrease in the net interest spread.

Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2005 increased $4.7 million, or 23.4%, to $24.8 million, from $20.1 million for the nine months ended June 30, 2004. The increase was the result of the $148.3 million increase in the average balance of interest-earning assets. The increase in average balance of interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased and the decision by the FHLB to suspend dividend payments on FHLB stock for the near future. We do not expect the impact of the reduction in FHLB dividend income to have a significant effect on our results of operations or financial condition.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the nine months ended June 30, 2005 and 2004:
	Nine Months Ended June 30,
	2005		2004
	Average Balance	Yield	Average Balance	Yield	Increase / (Decrease) in Interest and Dividend Income from 2004
	(dollars in thousands)
Loans receivable, net	$413,972	6.11%	$383,280	6.18%	$ 1,208
Loans held for sale	1,960	5.75	3,036	5.78	(47)
Investment securities, available for sale, including interest-bearing deposits in other banks	18,312	1.97	5,636	1.87	192
Mortgage-backed securities	152,748	4.78	48,182	5.31	3,561
FHLB stock	8,105	0.49	6,620	4.33	(185)
Total interest-earning assets	$595,097	5.56%	$446,754	6.00%	$4,729

Interest Expense. Interest expense increased $1.6 million, or 22.5%, to $8.7 million for the nine months ended June 30, 2005 from $7.1 million for the nine months ended June 30, 2004. The average balance of total interest-bearing liabilities was $494.6 million, an increase of $94.9 million, for the nine months ended June 30, 2005 compared to $399.7 million for the nine months ended June 30, 2004. The increase was primarily a result of cash received from stock subscription requests prior to the completion of the minority stock offering and additional advances from the FHLB to leverage the balance sheet and to achieve the desired level of interest-earning assets. The average cost of funds for total interest-bearing liabilities was 2.35%, a decrease of one basis point for the nine months ended June 30, 2005 compared to 2.36% for the nine months ended June 30, 2004.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended June 30, 2005 and 2004:
	Nine Months Ended June 30,
	2005		2004
	Average Balance	Cost	Average Balance	Cost	Increase / (Decrease) in Interest Expense from 2004
	(dollars in thousands)
Savings deposits	$ 25,686	0.20%	$ 24,262	0.26%	$ (9)
Interest-bearing demand deposits	108,531	0.27	81,277	0.24	76
Money market deposits	37,297	1.05	32,636	0.64	137
Certificates of deposit	175,859	2.99	150,678	2.89	671
FHLB advances	147,276	3.84	110,892	4.16	784
Total interest-bearing liabilities	$494,649	2.35%	$399,745	2.36%	$1,659


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

The provision for loan losses decreased $444,000, or 49.3%, to $456,000 for the nine months ended June 30, 2005 from $900,000 for the nine months ended June 30, 2004. The following table details selected activity associated with the allowance for loan losses for the nine months ended June 30, 2005 and 2004:
	At or For the Nine Months Ended June 30,
	2005	2004
	(dollars in thousands)
Provision for loan losses	$ 456	$ 900
Net charge-offs	190	64
Allowance for loan losses	2,903	2,706
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.66%	0.69%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	646.55%	400.30%
Nonperforming loans	449	676
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.10%	0.17%
Total loans, net	433,892	386,837

The Company increased its provision for loan losses for the prior fiscal year in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, management revised the estimated loss ratios of certain loan categories to more accurately reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. Management considers the allowance for loan losses at June 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $593,000, or 8.5%, to $7.6 million for the nine months ended June 30, 2005 from $7.0 million for the nine months ended June 30, 2004. Other noninterest income for the nine months ended June 30, 2005 included a $386,000 gain on the sale of a branch and $456,000 in net life insurance proceeds as a result of the death of a former bank officer. The slowdown in mortgage refinance activity also affected the gains on the sale of single-family residential loans.

The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the nine months ended June 30, 2005, the Company determined the value of the mortgage servicing right had declined $300,000. In addition, amortization of the servicing right exceeded the servicing rights capitalized as loan sales have declined as compared to the prior quarters. The mortgage servicing right was 1.10% of mortgage loans serviced for others at June 30, 2005, compared to 1.27% at June 30, 2004. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing right declines.


The following table provides a detailed analysis of the changes in components of noninterest income:
	Nine Months Ended June 30, 2005	Increase /(Decrease) from June 30, 2004	Percentage Increase / (Decrease)
	(dollars in thousands)
Service fees and charges	$6,057	$553	10.0%
Gain on sale of loans	202	(219)	(52.0)
Increase in cash surrender value of bank owned life insurance	253	(118)	(31.8)
Loan servicing fees	506	6	1.2
Mortgage servicing rights, net	(399)	(572)	(330.6)
Other	931	943	7,858.3
Total noninterest income	$7,550	$593	8.5%

Noninterest Expense. Noninterest expense increased $3.9 million, or 27.7%, to $17.8 million for the nine months ended June 30, 2005 from $13.9 million for the nine months ended June 30, 2004. Excluding the $1.8 million one-time contribution to the Foundation, noninterest expense increased $2.1 million, or 15.1%.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Nine Months Ended June 30, 2005	Increase /(Decrease) from June 30, 2004	Percentage Increase / (Decrease)
	(dollars in thousands)
Compensation and benefits	$ 9,344	$1,250	15.4%
Occupancy and equipment	2,091	29	1.4
Data processing	1,246	148	13.5
Advertising	889	65	7.9
Contribution to Foundation	1,825	1,825	100.0
Other	2,401	540	29.0
Total noninterest expense	$17,796	$3,857	27.7%

Compensation expense increased as a result of the establishment of the ESOP, annual merit pay increases, and an increase in the number of employees. As of June 30, 2005, the Company employed 239 full-time equivalent employees, compared to 228 at June 30, 2004. Other noninterest expenses increased primarily as a result of a $206,000 accrued death benefit to the family of a former bank officer pursuant to a nonqualified retirement plan and professional expenses related to being a publicly held company. The efficiency ratio, which is defined as the percentage of noninterest expense to net interest income plus noninterest income, increased to 75.25% for the nine months ended June 30, 2005 compared to 69.75% for the nine months ended June 30, 2004. Excluding the non-recurring contribution to the Foundation and the gain on sale of the branch, the efficiency ratio was 68.66% for the nine months ended June 30, 2005. By definition, a lower efficiency ratio is an indication that the Company is efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $25,000 to $1.9 million for the nine months ended June 30, 2005, and was relatively unchanged from the same period a year ago. Income before income taxes was $5.4 million for the nine months ended June 30, 2005 compared to $5.1 million for the nine months ended June 30, 2004. The Company's combined federal and state effective income tax rate for the nine months ended June 30, 2005 was 34.3% compared to 36.4% for the same period of the prior fiscal year. The decrease in the effective tax rate was primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.

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


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

At June 30, 2005, the Company maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2005, the Company was in compliance with the collateral requirements and $80.2 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At June 30, 2005, certificates of deposits amounted to $188.1 million, or 49.3% of total deposits, including $82.7 million that are scheduled to mature by June 30, 2006. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the FHLB, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2005:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$12,222
Adjustable rate	4,552
Undisbursed balance of loans closed	17,937
Unused lines of credit	23,560
Commercial letters of credit	69
Total	$58,340


Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At June 30, 2005, the Company exceeded all regulatory capital requirements. Total equity of the Company was $103.7 million at June 30, 2005, or 15.3% of total assets on that date.

The Bank's regulatory capital ratios at June 30, 2005 were as follows: Tier 1 capital of 11.99%; Tier 1 risk-based capital of 19.71%; and total risk-based capital of 20.44%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.

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

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2005, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2004 Form 10-K.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.


(b) Changes in Internal Controls.

In the quarter ended June 30, 2005, the Company did not make any changes in, nor take any corrective actions regarding its internal controls or other factors, that could materially affect these controls. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2004, the Company's Registration Statement on Form S-1 (File No. 333-113731) was declared effective by the SEC. Subsequently, on October 27, 2004, and in connection with the change in the appraisal of the Company and resolicitation, the Post-Effective Amendment to the Registration Statement on Form S-1 was declared effective by the SEC. On December 6, 2004, the Bank completed the mutual holding company reorganization and minority stock offering. The Company issued 6,083,500 shares of its common stock, $0.01 par value, that were sold at a price of $10.00 per share in the subscription offering. As part of the reorganization and minority stock offering, the Company formed and capitalized the Foundation with a one-time contribution of $1.8 million, which consisted of 146,004 shares of its common stock and $365,010 in cash. In addition, the Company issued 8,979,246 additional shares to Home Federal MHC, a federally-chartered mutual holding company.

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

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended June 30, 2005. On July 25, 2005, the Company publicly announced plans to repurchase up to 298,092 shares of its common stock held by persons other than Home Federal MHC to fund the Company's 2005 Recognition and Retention Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's first Annual Meeting of Stockholders was held on June 23, 2005. The results of the vote on the four items presented at the meeting were as follows:

Proposal 1. Election of Directors
		FOR		WITHHELD
	Term to Expire	Number of Votes	Percentage	Number of Votes	Percentage
N. Charles Hedemark	2008	14,422,264	99.20%	115,934	0.80%
Thomas W. Malson	2008	14,418,173	99.17%	120,025	0.83%

Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office: Fred H. Helpenstell, Richard J. Schrandt, Daniel L. Stevens, James R. Stamey and Robert A. Tinstman.


Proposal 2. 2005 Stock Option and Incentive Plan

Stockholders approved the 2005 Stock Option and Incentive Plan ("Plan"), authorizing the issuance of 745,229 shares of common stock under the Plan by the following vote:
	Number of Votes	Percentage
FOR	2,718,356	73.77%
AGAINST	886,421	24.06%
ABSTAIN	79,897	2.17%

Proposal 3. 2005 Recognition and Retention Plan

Stockholders approved the 2005 Recognition and Retention Plan ("RRP"), authorizing the issuance of 298,092 shares of restricted common stock under the RRP by the following vote:

	Number of Votes	Percentage
FOR	2,663,419	72.28%
AGAINST	942,061	25.57%
ABSTAIN	79,194	2.15%

Proposal 4. Ratification of the appointment of Independent Auditors

Stockholders ratified the appointment of Moss Adams, LLP as the Company's independent auditors for the fiscal year ending September 30, 2005 by the following vote:
	Number of Votes	Percentage
FOR	14,462,630	99.48%
AGAINST	31,937	0.22%
ABSTAIN	43,631	0.30%

The 8,979,246 shares held by Home Federal MHC were excluded in the voting for proposals 2 and 3.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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


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

10.10	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 (3)
10.11	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 (43)
14	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)    Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2)    Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004.
(3)    Attached as Appendix C to the Registrant's Annual Meeting Proxy Statement dated May 23, 2005.
(4)    Attached as Appendix D to the Registrant's Annual Meeting Proxy Statement dated May 23, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Home Federal Bancorp, Inc.

Date: August 12, 2005                                              /s/ Daniel L. Stevens
                                                                                      Daniel L. Stevens
                                                                                     Chairman, President and
                                                                                     Chief Executive Officer
                                                                                     (Principal Executive Officer)

Date: August 12, 2005                                               /s/ Robert A. Schoelkoph
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


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

Date: August 12, 2005                                                                  /s/ Daniel L. Stevens
                                                                                                         Daniel L. Stevens
                                                                                                         Chairman, President and
                                                                                                         Chief Executive Officer


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

Date: August 12, 2005                                                                          /s/ Robert A. Schoelkoph
                                                                                                                 Robert A. Schoelkoph
                                                                                                                 Senior Vice President and
                                                                                                                 Chief Financial Officer


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

Dated: August 12, 2005
