Form 10-Q/A
period 2005-06-30
HOME FEDERAL BANCORP INC
filed 2005-08-24
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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


HOME FEDERAL BANCORP, INC.
FORM 10-Q/A

EXPLANATORY NOTE

        This Form 10-Q/A amends the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and is being filed solely to correct a typographical error in the Interest Income line item, Loan interest, for the nine months ended June 30, 2005 contained in the Consolidated Statements of Income. The registrant's Consolidated Financial Statements included in this Form 10-Q/A have not changed in any other respect. Exhibit Numbers 31.1, 31.2 and 32 are being included with this  Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

HOME FEDERAL BANCORP, INC.
FORM 10-Q/A
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

                                                                                                                                                                                        Page

                Consolidated Balance Sheets as of
                        June 30, 2005 and September 30, 2004                                                                                                   1
                Consolidated Statements of Income for the Three and Nine Months
                        ended June 30, 2005 and 2004                                                                                                                 2
                Consolidated Statements of Stockholders' Equity                                                                                      3
                Consolidated Statements of Cash Flows for the Nine Months
                         ended June 30, 2005 and 2004                                                                                                                4
                Selected Notes to Unaudited Interim Consolidated Financial
                          Statements                                                                                                                                                6


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2005	September 30, 2004
ASSETS
Cash and amounts due from depository institutions	$ 21,577	$ 215,663
Mortgage-backed securities available for sale, at fair value	17,910	871
Mortgage-backed securities held to maturity, at cost	164,337	96,595
Federal Home Loan Bank stock, at cost	9,591	7,317
Loans receivable, net of allowance for loan losses of $2,903
and $2,637	433,892	392,634
Loans held for sale	3,521	3,577
Accrued interest receivable	2,337	2,019
Property and equipment, net	11,226	10,967
Mortgage servicing rights, net	2,752	3,152
Bank owned life insurance	10,009	10,052
Real estate and other property owned	604	113
Other assets	1,467	907
TOTAL ASSETS	$ 679,223	$ 743,867

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Demand deposits	$ 167,684	$ 153,409
Savings deposits	25,375	25,453
Certificates of deposit	188,052	164,225
Total deposit accounts	381,111	343,087
Advances by borrowers for taxes and insurance	2,053	3,716
Interest payable	1,648	1,420
Deferred compensation	2,867	2,463
Federal Home Loan Bank advances	181,750	122,797
Deferred income tax liability	1,548	2,264
Other liabilities	4,505	223,023
Total liabilities	575,482	698,770
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	-
June 30, 2005 - 15,208,750 issued and outstanding
September 30, 2004 - none issued and outstanding
Additional paid-in capital	59,909	-
Retained earnings	48,359	45,099
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,635)	-
Accumulated other comprehensive loss	(44)	(2)
Total stockholders' equity	103,741	45,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 679,223	$ 743,867

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Interest and dividend income:
Loan interest	$ 6,666	$ 5,948	$ 19,050	$ 17,889
Investment interest	11	10	271	79
Mortgage-backed security interest	2,071	859	5,479	1,918
Federal Home Loan Bank dividends	-	67	30	215
Total interest and dividend income	8,748	6,884	24,830	20,101
Interest expense:
Deposits	1,602	1,233	4,492	3,617
Federal Home Loan Bank advances	1,531	1,158	4,240	3,456
Total interest expense	3,133	2,391	8,732	7,073
Net interest income	5,615	4,493	16,098	13,028
Provision for loan losses	161	300	456	900
Net interest income after provision for loan losses	5,454	4,193	15,642	12,128
Noninterest income:
Service charges and fees	2,146	2,030	6,057	5,504
Gain on sale of loans	62	77	202	421
Increase in cash surrender value of bank owned life insurance	91	122	253	371
Loan servicing fees	166	168	506	500
Mortgage servicing rights, net	(245)	287	(399)	173
Other	472	(68)	931	(12)
Total noninterest income	2,692	2,616	7,550	6,957
Noninterest expense:
Compensation and benefits	3,195	2,753	9,344	8,094
Occupancy and equipment	690	686	2,091	2,062
Data processing	427	374	1,246	1,098
Advertising	239	309	889	824
Postage and supplies	186	193	584	601
Professional services	276	73	698	253
Insurance and taxes	91	117	241	325
Charitable contribution to Foundation	-	-	1,825	-
Other	442	216	878	682
Total noninterest expense	5,546	4,721	17,796	13,939
Income before income taxes	2,600	2,088	5,396	5,146
Income tax expense	802	770	1,850	1,875
NET INCOME	$ 1,798	$ 1,318	$ 3,546	$ 3,271

Earnings per common share:
Basic	$ 0.12	nm (1)	$ 0.24	nm (1)
Diluted	$ 0.12	nm (1)	$ 0.24	nm (1)
Weighted average number of shares outstanding:
Basic	14,735,474	nm (1)	14,725,923	nm (1)
Diluted	14,735,474	nm (1)	14,725,923	nm (1)

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

                                Home Federal Bancorp, Inc.

Date: August 22, 2005                                              /s/ Daniel L. Stevens
                                                                                      Daniel L. Stevens
                                                                                     Chairman, President and
                                                                                     Chief Executive Officer
                                                                                     (Principal Executive Officer)

Date: August 22, 2005                                               /s/ Robert A. Schoelkoph
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

Date: August 22, 2005                                                                  /s/ Daniel L. Stevens
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

Date: August 22, 2005                                                                          /s/ Robert A. Schoelkoph
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

Dated: August 22, 2005
