Form 10-K
period 2005-09-30
HOME FEDERAL BANCORP INC
filed 2005-12-09
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                     OF 1934

                      For the Fiscal Year Ended September 30, 2005

or

    [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                     ACT OF 1934

Commission File Number: 000-50901

HOME FEDERAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	20-0945587 (I.R.S. Employer I.D. Number)

500 12th Avenue South, Nampa, Idaho (Address of principal executive offices)	83651 (Zip Code)

Registrant's telephone number, including area code:	(208) 466-4634

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [X]     No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
            Yes [  ]     No [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
            Yes [ ] No [X]

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq National Market System under the symbol "HOME" on March 31, 2005 was approximately $72,394,110 (5,958,363 shares at $12.15 per share). For purposes of this calculation, common stock held by executive officers and directors of the Registrant and Home Federal MHC is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1.Portions of Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).


HOME FEDERAL BANCORP, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I.                                                                                                                                                                 Page

Item 1 - Business                                                                                                                                                         1

Item 2 - Properties                                                                                                                                                      41

Item 3 - Legal Proceedings                                                                                                                                       43

Item 4 - Submission of Matters to a Vote of Security Holders                                                                           43

PART II.

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities                                                                                                  43

Item 6 - Selected Financial Data                                                                                                                               45

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations         47

Item 7A - Quantitative and Qualitative Disclosures About Market Risk                                                           70

Item 8 - Financial Statements and Supplementary Data                                                                                        70

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      103

Item 9A- Controls and Procedures                                                                                                                         103

Item 9B - Other Information                                                                                                                                     103

PART III.

Item 10 - Directors and Executive Officers of the Registrant                                                                             103

Item 11 - Executive Compensation                                                                                                                         104

Item 12 - Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                           104

Item 13 - Certain Relationships and Related Transactions                                                                                 105

Item 14 - Principal Accounting Fees and Services                                                                                               105

PART IV.

Item 15 - Exhibits and Financial Statement Schedules                                                                                         106


PART I

Item 1. Business

General

Home Federal Bancorp, Inc. ("we," "us," the "Company" or "Home Federal Bancorp") was organized as a federally chartered stock corporation at the direction of Home Federal Savings and Loan Association of Nampa ("Association") in connection with its mutual holding company reorganization ("Reorganization"). On December 6, 2004, the Bank completed the reorganization and minority stock offering. In connection with the reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank ("Home Federal" or the "Bank"). The Company sold 40.06% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the Reorganization, the Company received $53.6 million in net proceeds after deducting expenses, and issued an additional 146,004 shares and $365,010 in cash to the Home Federal Foundation, Inc., a charitable foundation established as part of the Reorganization.

Regulations of the Office of Thrift Supervision ("OTS") provide that so long as Home Federal MHC exists, it will own at least a majority of the Company's common stock. The Company's business activity is the ownership of the outstanding capital stock of Home Federal and management of the investment of offering proceeds retained from the reorganization. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal with the payment of appropriate management fees, as required by applicable law and regulations. In the future, Home Federal Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Home Federal Bancorp has no significant assets, other than mortgage-backed securities and all of the outstanding shares of Home Federal, and no significant liabilities.

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

We are a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within our market area. We engage primarily in the business of attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, we originate other types of real estate loans, commercial business loans and consumer loans. See "Lending Activities."

Market Area

We serve the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 15 full-service banking offices, two loan centers, 16 automated teller machines and Internet banking services. Included in our 15 full-service banking offices are five Wal-Mart in-store branch locations and an office located in the Hispanic Cultural Center of Idaho. For more information, see "Item 2. Properties."

Nearly 40% of the state's population lives and works in the four counties served by Home Federal. Ada County has the largest population and includes the City of Boise, the state capitol. Home Federal maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including Home Federal‛s corporate headquarters in Nampa. As of June 30, 2005, we had a 5.93% market share of the FDIC-insured deposits in these two counties, ranking us fifth among all insured depository institutions in these counties. The two remaining branches are located in Elmore and Gem Counties.


The local economy is primarily urban with the City of Boise being the most populous of the markets that we serve, followed by Nampa, the state's second largest city. The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon Counties and include the headquarters of Micron Technology, Albertsons, Washington Group International, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, two regional medical centers and Idaho state government agencies. The City of Boise is also home to Boise State University, the state's largest and fastest growing university. The unemployment rate for the month of September 2005 in the State of Idaho was 3.5%, compared to the U.S. unemployment rate of 5.1%, and the unemployment rates for Ada, Canyon, Elmore and Gem Counties were 2.8%, 3.8%, 5.0% and 4.4%, respectively. The higher unemployment rates in Elmore and Gem Counties generally reflect areas that have a small employment base and experience only modest rates of job growth. In addition, Elmore County employment is generally influenced by Mountain Home Air Force Base and the services needed to support it.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity lines of credit. Since 1997, the Company has been aggressively offering commercial real estate loans and to a lesser extent, multi-family loans, primarily in the Treasure Valley. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of September 30, 2005, the net loan portfolio totaled $430.9 million and represented 62.5% of our total assets. As of September 30, 2005, our total loan portfolio was comprised of: 61.3% single-family home loans, 6.6% home equity loans, 28.5% commercial real estate loans, 1.5% multi-family real estate loans, 0.6% commercial business loans, and 1.1% secured consumer loans and 0.4% unsecured consumer loans.

At September 30, 2005, the maximum amount that we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $12.5 million. Our internal policy limits loans to one borrower and the borrower's related entities to the lesser of 80% of the regulatory limit or 1.25% of total loans outstanding, or $5.7 million. At September 30, 2005, the Company had no borrowing relationship with outstanding balances in excess of this amount.

Our largest single borrower relationship was a commercial real estate loan for $5.7 million made to a corporation. The second largest lending relationship was six commercial real estate loans for $5.7 million in the aggregate made to a family partnership and secured by buildings housing a restaurant, office and retail space, a childcare facility and RV storage. The third largest lending relationship was four commercial real estate loans totaling $5.3 million made to 3 limited liability companies and a family trust under a common borrower who is the guarantor on all the loans. The fourth largest lending relationship was a commercial real estate loan for $3.9 million made to an individual and secured by a franchise hotel property that was made in conjunction with a Small Business Administration lending program. The fifth largest lending relationship was a commercial real estate loan for $3.2 million to a limited liability company for a recreational vehicle dealership. All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment. All of the properties securing these loans are in our primary market area. These loans were performing according to their terms at September 30, 2005.


Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.
	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(dollars in thousands)
Real estate:
One-to four-family residential (1)	$252,126	58.00%	$242,818	61.27%	$247,309	65.81%	$194,088	60.27%	$173,835	59.35%
Multi-family residential	5,454	1.25	6,265	1.58	7,750	2.06	7,512	2.34	8,700	2.97
Commercial	116,432	26.78	93,575	23.61	79,020	21.02	79,197	24.59	59,752	20.40
Total real estate	374,012	86.03	342,658	86.46	334,079	88.89	280,797	87.20	242,287	82.72

Real estate construction:
One-to four-family residential	14,421	3.32	7,207	1.82	5,225	1.39	6,505	2.02	13,927	4.75
Multi-family residential	1,427	0.33	834	0.21	352	0.09	1,486	0.46	904	0.31
Commercial and land development	7,470	1.72	11,151	2.81	9,128	2.43	6,579	2.04	10,416	3.56
Total real estate construction	23,318	5.37	19,192	4.84	14,705	3.91	14,570	4.52	25,247	8.62

Consumer:
Home equity lines of credit	28,558	6.57	27,351	6.90	20,640	5.49	18,069	5.61	15,250	5.20
Automobile and RV	4,576	1.05	3,838	0.97	1,939	0.52	2,297	0.71	2,133	0.73
Other consumer	1,530	0.35	1,949	0.49	2,827	0.75	3,666	1.14	4,332	1.48
Total consumer	34,664	7.97	33,138	8.36	25,406	6.76	24,032	7.46	21,715	7.41

Commercial business	2,759	0.63	1,363	0.34	1,662	0.44	2,641	0.82	3,662	1.25
	434,753	100.00%	396,351	100.00%	375,852	100.00%	322,040	100.00%	292,911	100.00%
Less:
Deferred loan fees	927		1,080		1,370		2,358		2,095
Allowance for loan losses	2,882		2,637		1,853		1,385		1,431
Loans receivable, net	$430,944		$392,634		$372,629		$318,297		$289,385

________
(1)    Does not include loans held for sale of $5.5 million, $3.6 million, $5.1 million, $12.7 million and $9.4 million at September 30, 2005, 2004, 2003, 2002 and 2001, respectively.


The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans at the dates indicated.
	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(dollars in thousands)
FIXED RATE LOANS
Real estate:
One-to four-family residential	$199,352	45.86%	$193,241	48.76%	$198,882	52.91%	$133,697	41.52%	$102,463	34.98%
Multi-family residential	2,119	0.48	2,136	0.54	2,137	0.57	2,061	0.64	2,050	0.70
Commercial	16,303	3.74	12,428	3.13	8,461	2.25	8,125	2.52	8,005	2.73
Total real estate	217,774	50.08	207,805	52.43	209,480	55.73	143,883	44.68	112,518	38.41

Real estate construction:
One-to four-family residential	3,391	0.78	2,778	0.70	4,909	1.31	2,107	0.66	2,863	0.98
Multi-family residential	--	--	--	--	--	--	--	--	--	--
Commercial and land development	1,838	0.42	312	0.08	2,478	0.66	359	0.11	185	0.06
Total real estate construction	5,229	1.20	3,090	0.78	7,387	1.97	2,466	0.77	3,048	1.04

Consumer:
Home equity lines of credit	4,903	1.13	4,393	1.11	2,906	0.77	129	0.04	144	0.05
Automobile and RV	4,576	1.05	3,838	0.97	1,939	0.52	2,297	0.71	2,133	0.73
Other consumer	1,530	0.35	1,949	0.49	2,827	0.75	3,666	1.14	4,332	1.48
Total consumer	11,009	2.53	10,180	2.57	7,672	2.04	6,092	1.89	6,609	2.26

Commercial business loans	1,091	0.25	642	0.16	775	0.21	1,420	0.44	1,362	0.46
Total fixed rate loans	235,103	54.06	221,717	55.94	225,314	59.95	153,861	47.78	123,537	42.17

(table continues on following page)

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(dollars in thousands)
ADJUSTABLE RATE LOANS
Real estate
One-to four-family residential	52,774	12.14%	49,577	12.51%	48,427	12.89%	60,391	18.75%	71,372	24.36%
Multi-family residential	3,335	0.77	4,129	1.04	5,613	1.49	5,451	1.69	6,650	2.27
Commercial	100,129	23.04	81,147	20.48	70,559	18.77	71,072	22.07	51,747	17.67
Total real estate	156,238	35.95	134,853	34.03	124,599	33.15	136,914	42.51	129,769	44.30

Real estate construction:
One-to four-family residential	11,030	2.54	4,429	1.12	316	0.08	4,398	1.37	11,064	3.78
Multi-family residential	1,427	0.33	834	0.21	352	0.09	1,486	0.46	904	0.31
Commercial and land development	5,632	1.30	10,839	2.73	6,650	1.77	6,220	1.93	10,231	3.49
Total real estate construction	18,089	4.17	16,102	4.06	7,318	1.94	12,104	3.76	22,199	7.58

Consumer:
Home equity lines of credit	23,655	5.44	22,958	5.79	17,734	4.72	17,940	5.57	15,106	5.16
Automobile	--	--	--	--	--	--	--	--	--	--
Other consumer	--	--	--	--	--	--	--	--	--	--
Total consumer	23,655	5.44	22,958	5.79	17,734	4.72	17,940	5.57	15,106	5.16

Commercial business	1,668	0.38	721	0.18	887	0.24	1,221	0.38	2,300	0.79
Total adjustable rate loans	199,650	45.94	174,634	44.06	150,538	40.05	168,179	52.22	169,374	57.83

Total loans	434,753	100.00%	396,351	100.00%	375,852	100.00%	322,040	100.00%	292,911	100.00%
Less:
Deferred loan fees	927		1,080		1,370		2,358		2,095
Allowance for loan losses	2,882		2,637		1,853		1,385		1,431
Loans receivable, net	$430,944		$392,634		$372,629		$318,297		$289,385


One- to Four-Family Residential Real Estate Lending. As of September 30, 2005, $252.1 million, or 58.0%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate loans and adjustable rate loans in our residential lending program. Generally, 30 year fixed rate loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market. We do from time to time, however, retain a portion of the fixed rate loans that we originate, particularly loans with maturities of 20 years or less, in our loan portfolio to meet asset and liability management objectives. At September 30, 2005, $199.4 million, or 79.1%, of our permanent one- to four-family loan portfolio consisted of fixed rate loans.

We also offer adjustable rate mortgage loans at rates and terms competitive with market conditions. Most of the adjustable rate mortgage loans we originate are retained in our loan portfolio and are not originated for the purpose of selling them in the secondary market, although they do conform to secondary market standards. We offer several adjustable rate mortgage products that adjust annually after an initial period ranging from one to ten years. Contractual annual adjustments are generally limited to increases or decreases of no more than two percent, subject to a maximum increase of no more than six percent from the rate offered at the time of origination. The adjustable rate mortgage loans held in our portfolio do not permit negative amortization of principal and generally carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2005, we had $52.7 million, or 20.9%, of our permanent one- to four-family mortgage loans in adjustable rate loans.

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

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our exposure to 80% or less. We also offer combination first and second mortgage loans which do not require private mortgage insurance, however these loans are generally sold to the secondary market. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers approved by our Board of Directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

Our fixed rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods, particularly in the historically low interest rate environment since 2001. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses, which allow us to declare the unpaid amount of the loan due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

At September 30, 2005, $26.8 million, or 10.6%, of our one-to-four-family residential mortgages consisted of loans for non-owner occupied properties. This consisted of $11.9 million of loans on second homes and $14.9 million of loans for investment. Loans secured by one to two units are generally made with loan-to-value ratios of up to 90% and loans secured by three units or more are made with loan-to-value ratios of up to 75%.


In an effort to provide financing for moderate income and first-time buyers, we participate in the Idaho Housing and Finance Association's Single Family Mortgage Program. The Idaho Housing and Finance Association is a non-profit organization that provides housing resources to low-to moderate-income families through various below market housing programs. The program is designed to meet the needs of qualified borrowers in the low-to moderate-income brackets. The program has established income limits based on family size and sales price limits for both existing and new construction. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. We sold loans of $9.0 million to the Idaho Housing and Finance Association in the year ended September 30, 2005.

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

Real Estate Construction. We have been an active originator of real estate construction loans in our market area for many years. At September 30, 2005, our construction and land development loans amounted to $23.3 million, or 5.4%, of the total loan portfolio.

The following table shows the composition of the construction loan portfolio at the dates indicated:

	At September 30,
	2005	2004

	(in thousands)
One- to four-family residential:
Speculative	$ 6,080	$ 3,016
Permanent	5,045	3,422
Custom	3,296	769

Multi-family residential	1,427	834

Commercial real estate:
Construction	6,078	9,598
Land development loans	1,392	1,553
Total construction and land development	$23,318	$19,192

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our staff appraiser or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent fee appraiser or our in-house appraiser. Our staff appraiser or an approved fee inspector also reviews and inspects each project prior to each disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

During the year ended September 30, 2005, we originated $27.3 million of short-term builder construction loans to fund the construction of one- to four-family residential properties. Most loans are written with maturities of one year, have interest rates that are tied to the prime rate plus a margin, and are subject to monthly rate adjustment with the movement of the prime rate. All builder/borrowers are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative


projects is 80%. There were no default or foreclosure actions involving builder construction loans during the year ended September 30, 2005 with all loans performing according to their terms.

We originate construction and site development loans to contractors and developers primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders and developers in our primary market area. Residential subdivision development loans are typically offered with terms of up to 36 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised prospective discounted value upon completion of the project. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At September 30, 2005, our largest subdivision development loan had an outstanding principal balance of $440,000 and was secured by a first mortgage lien. This loan was performing according to its original terms at September 30, 2005. At September 30, 2005, we estimate that the average outstanding principal balance of subdivision loans to contractors and developers was $278,000.

We also make construction loans for commercial development projects. These projects include multi-family, apartment, retail, office/warehouse and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at our sole discretion and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value.

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

Multi-Family and Commercial Real Estate Lending. As of September 30, 2005, $5.5 million, or 1.3%, and $116.4 million, or 26.8%, of our total loan portfolio was secured by multi-family and commercial real estate property, respectively. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolio was $544,000 as of September 30, 2005. As of that date, $5.5 million, or 1.3%, of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans to small- and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit, or 1.25% of our total outstanding loans. As of September 30, 2005, the maximum we could lend to any one borrower based on this limit was $5.7 million. The largest multi-family loan as of September 30, 2005 was a 44-unit residential apartment complex with an outstanding principal balance at September 30, 2005 of $1.7 million located in Canyon County. This loan is performing according to its terms as of September 30, 2005.


Multi-family and commercial real estate loans up to $750,000 can be approved by the Vice President and Manager of the Commercial Lending Department, the Chief Lending Officer or the President and Chief Executive Officer. Loans up to $2.5 million can be approved by the combined authority of these three individuals. Our Management Loan Committee, which presently consists of the President and Chief Executive Officer, the Chief Lending Officer, the Residential Lending Operations Manager and the Commercial Lending Department Manager, is authorized to approve loans to one borrower or a group of related borrowers of up to $2.5 million in the aggregate, with no single loan over $2.5 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the Board of Directors Loan Committee.

We offer both fixed and adjustable rate loans on multi-family and commercial real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 25 years. As of September 30, 2005, we had $2.1 million in fixed multi-family residential loans and $16.3 million in fixed commercial real estate loans.

Multi-family residential and commercial real estate adjustable rate loans are originated with variable rates that generally adjust after an initial period ranging from five to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the Five Year U.S. Treasury Constant Maturity Index plus a margin of 2.50% to 3.25%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. As of September 30, 2005, we had $3.3 million in adjustable rate multi-family residential loans and $100.1 million in adjustable rate commercial real estate loans. The maximum loan-to-value ratio for multi-family residential loans is generally 80% on purchases and refinances. The maximum loan-to-value ratio for commercial real estate loans is generally 80% for both purchases and refinances. We require appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our multi-family residential and commercial real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.2 times for loans secured by multi-family residential and commercial properties.

We originate commercial real estate loans, including hotels, office space, office/warehouse, retail strip centers, mobile home dealership, mini-storage facilities, medical and professional, retail and churches located in our Idaho market area. Commercial real estate loans totaled $116.4 million, or 26.8%, of our total loan portfolio as of September 30, 2005.

Consumer Lending. We offer a variety of consumer loans to our customers, including, home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans. The maximum term we offer on automobile loans is 72 months and is applicable to new and one year old cars and light trucks. In addition, we offer loan terms of up to 120 months on motor homes, and qualifying travel trailers and boats. All automobile loans are risk priced based on the percentage of cost, or established value, being financed. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2005, consumer loans amounted to $34.7 million, or 8.0%, of the total loan portfolio.

At September 30, 2005, the largest component of the consumer loan portfolio consisted of real estate secured loans and home equity lines of credit, which totaled $28.6 million, or 6.6%, of the total loan portfolio. Home equity lines of credit are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 89.9% or less, when taking into account both the balance of the home equity line of credit and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In


addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage. At September 30, 2005, there were $90,000 of consumer loans in nonaccrual status. During the years ended September 30, 2005 and 2004, we charged off $92,000 and $76,000, respectively, in consumer loans.

Commercial Business Lending. At September 30, 2005, commercial business loans totaled $2.8 million, or 0.6%, of our loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than single family loans.

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


Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2005 regarding the dollar amount of loans maturing or repricing in the Company's portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

	(in thousands)
Real estate:
One- to four-family residential	$11,188	$17,504	$17,313	$21,376	$184,745	$252,126
Multi-family residential	--	2,385	473	483	2,113	5,454
Commercial	15,729	28,092	40,769	26,866	4,976	116,432
Total real estate	26,917	47,981	58,555	48,725	191,834	374,012

Real estate construction:
One- to four-family residential	8,920	456	1,072	582	3,391	14,421
Multi-family residential	--	--	--	1,427	--	1,427
Commercial and land development	970	422	624	4,261	1,193	7,470
Total real estate construction	9,890	878	1,696	6,270	4,584	23,318

Consumer:
Home equity lines of credit	23,655	18	138	350	4,397	28,558
Automobile	80	528	2,555	1,398	15	4,576
Other consumer	799	566	146	8	11	1,530
Total consumer	24,534	1,112	2,839	1,756	4,423	34,664

Commercial business	1,815	169	307	468	--	2,759

Total loans receivable	$63,156	$50,140	$63,397	$57,219	$200,841	$434,753


The following table sets forth the dollar amount of all loans due more than one year after September 30, 2005, which have fixed interest rates and have floating or adjustable interest rates.
	Floating or Adjustable Rate	Fixed Rates	Total

	(in thousands)
Real estate:
One- to four-family residential	$ 41,647	$199,291	$240,938
Multi-family residential	3,335	2,119	5,454
Commercial	85,390	15,313	100,703
Total real estate	130,372	216,723	347,095

Real estate construction:
One- to four-family residential	2,110	3,391	5,501
Multi-family residential	1,427	--	1,427
Commercial and land development	4,662	1,838	6,500
Total real estate construction	8,199	5,229	13,428

Consumer:
Home equity lines of credit	--	4,903	4,903
Automobile	--	4,496	4,496
Other consumer	--	731	731
Total consumer	--	10,130	10,130

Commercial business	70	874	944

Total loans receivable	$138,641	$232,956	$371,597

Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial loans, and referrals from builders and realtors. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. We also have a program to accept broker-originated one- to four-family loans. Loan originations are further supported by lending services offered through our internet web site, advertising, cross-selling and through our employees' community service.

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

Mortgage loan applications are initiated by loan officers and are required to be approved by our underwriting staff that have Board-approved lending authority. Loans that exceed the lending authority must be approved by one or more members of the Management Loan Committee. All loans up to and including $2.5 million may be approved by the Management Loan Committee without Board approval; loans in excess of $2.5 million must be approved by the Board of Directors Loan Committee.

We require title insurance on all real estate loans, fire and casualty insurance on all secured loans and on home equity lines of credit where the property serves as collateral.

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2005, our total loan originations were $231.8 million.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated


loan systems to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We actively sell residential first mortgage loans to the secondary market. The majority of all 30-year fixed rate residential mortgages are sold to the secondary market at the time of origination. Fixed rate residential mortgage loans with terms of 20 years or less and adjustable rate mortgage loans are generally held in our portfolio. During the years ended September 30, 2005, 2004 and 2003 we sold $57.6 million, $67.6 million and $164.3 million to the secondary market representing 51.6%, 68.6% and 56.8% of total one- to four-family residential loan originations, respectively. Our primary secondary market relationship has been with Freddie Mac and Fannie Mae. In the past, we generally retained the servicing on the majority of loans sold into the secondary market. Going forward, the majority of loans will be sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. As of September 30, 2005, our residential loan servicing portfolio was $239.9 million.

Multi-family and commercial real estate loans are underwritten by designated lending staff or our Management Loan Committee depending on the size of the loan and are serviced by the commercial loan department.


The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2005	2004	2003

	(in thousands)
Real estate:
One- to four-family residential (1)	$111,652	$98,473	$289,175
Multi-family residential	47	74	664
Commercial	32,033	28,055	20,539
Total real estate	143,732	126,602	310,378

Real estate construction:
One- to four-family residential	44,125	27,484	22,494
Multi-family residential	593	838	900
Commercial and land development	23,805	13,094	9,471
Total real estate construction	68,523	41,416	32,865

Consumer:
Home equity lines of credit	12,745	17,017	14,903
Automobile	2,500	3,187	968
Other consumer	1,763	1,048	1,332
Total consumer	17,008	21,252	17,203

Commercial business	2,501	1,106	1,220

Total loans originated	231,764	190,376	361,666

Loans Sold:
Total whole loans sold	(57,597)	(67,627)	(164,322)
Participation loans	(1,377)	(2,800)	--
Total loans sold	(58,974)	(70,427)	(164,322)

Principal repayments	(131,638)	(100,453)	(150,940)
Transfer to real estate owned	(777)	(485)	(249)
Increase (decrease) in other items (net)	(92)	(495)	521

Net increase in loans receivable and loans held for sale	$ 40,283	$ 18,516	$ 46,676
________
(1)    Includes originations of loans held for sale of $60.9 million, $57.0 million and $141.1 million for the years ended September 30, 2005, 2004 and 2003, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $927,000 of net deferred loan fees and costs as of September 30, 2005.

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


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

We define a loan as being impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogenous loans such as consumer secured loans, residential mortgage loans and consumer unsecured loans are collectively evaluated for potential loss. All other loans are evaluated for impairment on an individual basis.

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


The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2005:
	Loans Delinquent For:				Total

	60-89 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans

	(dollars in thousands)
Real estate:
One- to four-family residential	2	$97	2	$388	4	$485
Multi-family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate	2	97	2	388	4	485

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--
Commercial and land development	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Home equity lines of credit	6	118	1	79	7	197
Automobile	--	--	2	5	2	5
Other consumer	5	8	6	6	11	14
Total consumer	11	126	9	90	20	216

Commercial business	--	--	--	--	--	--

Total	13	$223	11	$478	24	$701

When a loan becomes 90 days delinquent, we place the loan on nonaccrual status; accordingly, we have no accruing loans that are contractually due 90 days or more. As of September 30, 2005, nonaccrual loans as a percentage of total loans was 0.11%, and as a percentage of total assets it was 0.07%. Nonperforming assets as a percentage of total assets was 0.15% as of September 30, 2005.


Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented, there were no accruing loans that were contractually past due 90 days or more.
	At September 30,

	2005	2004	2003	2002	2001

	(in thousands)
Loans accounted for on a non-accrual basis:
Real estate:
One- to four-family residential	$ 388	$ --	$ 69	$ 70	$ 1,314
Multi-family residential	--	--	--	--	--
Commercial	--	560	--	--	39
Total real estate	388	560	69	70	1,353

Real estate construction:
One- to four-family residential	--	--	--	326	2,223
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	326	2,223

Consumer:
Home equity lines of credit	79	30	41	52	40
Automobile	5	7	9	5	5
Other consumer	6	13	14	15	29
Total consumer	90	50	64	72	74

Commercial business	--	--	--	--	8
Total loans	478	610	133	468	3,658
Accruing loans which are contractually past due 90 days or more	--	--	--	--	--
Total of nonaccrual and 90 days past due loans	478	610	133	468	3,658
Repossessed assets	--	--	--	6	3
Real estate owned	534	113	--	248	55
Total nonperforming assets	$ 1,012	$ 723	$ 133	$ 722	$ 3,716
Restructured loans	$ 322	$ --	$ --	$ --	$ --
Allowance for loan loss on nonperforming loans	7	92	9	42	353

Classified assets included in nonperforming assets	1,000	704	133	722	3,716
Allowance for loan loss on classified assets	64	225	9	42	353
Nonaccrual and accruing loans 90 days or more past due as a percentage of loans receivable	0.11%	0.16%	0.04%	0.14%	1.22%
Nonaccrual and accruing loans 90 days or more past due as a percentage of total assets	0.07%	0.08%	0.03%	0.11%	0.96%

Nonperforming assets as a percentage of total assets	0.15%	0.10%	0.03%	0.17%	0.97%
Loans receivable, net	$430,944	$392,634	$372,629	$318,297	$289,385
Nonaccrued interest (1)	$ 5	$ 12	$ 1	$ 3	$ 27
Total assets	$689,577	$743,867	$450,196	$416,543	$382,504

________
(1)    If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30, 2005, we had one residential real estate owned property with a fair value of $25,000 and two commercial properties with fair values of $175,000 and $334,000.

Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of September 30, 2005, the Company had four restructured loans with combined loan balances of $322,000.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the Classified Asset Committee to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances.

In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of September 30, 2005, we had classified assets of $2.7 million. The total amount classified represented 2.7% of equity capital and 0.4% of total assets as of September 30, 2005.

The aggregate amounts of classified assets at the dates indicated were as follows:
	At September 30,
	2005	2004
	(in thousands)
Classified assets:
Loss	$ --	$ --
Doubtful	11	--
Substandard	2,693	1,617
Total	$2,704	$1,617

Classified assets included in nonperforming loans	467	704
Allowance for loan loss on classified assets	64	225


Classified assets increased $1.1 million to $2.7 million at September 30, 2005, from $1.6 million at September 30, 2004. The increase in classified assets is primarily due to an increase in loans secured by residential real estate in which the customers have filed personal bankruptcy. As of September 30, 2005, the Company did not have any impaired loans included in classified assets.

Potential Problem Loans. Interest accrual is discontinued when management believes, after considering economic and business condition, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. As of September 30, 2005, the Company has no loans that are contractually 90 days past due and still accruing interest.


The following table summarizes the distribution of the allowance for loan losses by loan category.

	At September 30,

	2005			2004			2003			2002			2001

	(dollars in thousands)
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:
One-to four- family residential	$252,126	$ 784	58.00%	$242,818	$ 704	61.27%	$247,309	$ 635	65.81%	$194,088	$348	60.27%	$173,835	$182	59.35%
Multi-family residential	5,454	61	1.25	6,265	75	1.58	7,750	20	2.06	7,512	14	2.33	8,700	17	2.97
Commercial	116,432	1,297	26.78	93,575	1,281	23.61	79,020	697	21.02	79,197	714	24.59	59,752	551	20.40
Total real estate	374,012	2,142	86.03	342,658	2,060	86.46	334,079	1,352	88.89	280,797	1,076	87.19	242,287	750	82.72

Real estate construction:
One-to four- family residential	14,421	241	3.32	7,207	69	1.82	5,225	13	1.39	6,505	12	2.02	13,927	20	4.75
Multi- family residential	1,427	18	0.33	834	11	0.21	352	1	0.09	1,486	3	0.46	904	10	0.31
Commercial and land development	7,470	132	1.72	11,151	148	2.81	9,128	70	2.43	6,579	58	2.04	10,416	256	3.56
Total real estate	23,318	391	5.37	19,192	228	4.84	14,705	84	3.91	14,570	73	4.52	25,247	286	8.62

Consumer:
Home equity lines of credit	28,558	192	6.57	27,351	204	6.90	20,640	99	5.49	18,069	86	5.61	15,250	72	5.20
Automotive	4,576	79	1.05	3,838	79	0.97	1,939	40	0.52	2,297	30	0.71	2,133	28	0.73
Other consumer	1,530	39	0.35	1,949	45	0.49	2,827	244	0.75	3,666	79	1.14	4,332	238	1.48
Total consumer	34,664	310	7.97	33,138	328	8.36	25,406	383	6.76	24,032	195	7.46	21,715	338	7.41

Commercial business	2,759	39	0.63	1,363	21	0.34	1,662	34	0.44	2,641	41	0.83	3,662	57	1.25

Total loans	$434,753	$2,882	100.00%	$396,351	$2,637	100.00%	$375,852	$1,853	100.00%	$322,040	$1,385	100.00%	$292,911	$1,431	100.00%

Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.


The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.
	Year Ended September 30,

	2005	2004	2003	2002	2001

	(in thousands)

Allowance at beginning of period	$2,637	$1,853	$1,385	$1,431	$1,129
Provisions for loan losses	456	900	615	277	748

Recoveries:
Real estate:
One- to four-family residential	--	1	--	--	1
Multi-family residential	--	--	--	--	--
Commercial	2	--	--	--	--
Total real estate	2	1	--	--	1

Real estate construction:
One- to four-family residential	--	--	--	2	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	2	--

Consumer:
Home equity lines of credit	12	--	--	--	--
Automobile	--	12	--	1	1
Other consumer	9	7	7	3	20
Total consumer	21	19	7	4	21

Commercial business	--	--	--	2	--
Total recoveries	23	20	7	8	22

Charge-offs:
Real estate:
One- to four-family residential	--	60	7	145	42
Multi-family residential	--	--	--	--	--
Commercial	56	--	--	--	--
Total real estate	56	60	7	145	42

Real estate construction:
One- to four-family residential	--	--	--	72	145
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	72	145

Consumer:
Home equity lines of credit	19	--	37	39	89
Automobile	22	23	40	6	20
Other consumer	51	53	70	69	108
Total consumer	92	76	147	114	217

(table continues on the following page)

	Year Ended September 30,

	2005	2004	2003	2002	2001
	(in thousands)
Commercial business	86	--	--	--	64
Total charge-offs	234	136	154	331	468
Net charge-offs	211	116	147	323	446
Balance at end of period	$2,882	$2,637	$1,853	$1,385	$1,431

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.67%	0.67%	0.49%	0.41%	0.47%

Net charge-offs as a percentage of average loans outstanding during the period	0.05%	0.03%	0.04%	0.10%	0.16%

Allowance for loan losses as a percentage of nonaccrual and 90 days or more past due loans at end of period	602.97%	432.30%	1,393.23%	295.94%	39.12%

Our Asset Liability Management Committee determines the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectibility of the loan portfolio as detailed further under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses." The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries. Some of the factors that management applied in determining the level of the amount of additions to our provision for loan losses for the years ended September 30, 2005, 2004, 2003, 2002 and 2001 include the items listed in the following table.
	At September 30,

	2005	2004	2003	2002	2001

	(dollars in thousands)

Provisions for loan losses	$ 456	$ 900	$ 615	$ 277	$ 748
Allowance for loan losses	2,882	2,637	1,853	1,385	1,431
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.67%	0.67%	0.49%	0.41%	0.47%

Net charge-offs	211	116	147	323	446
Total of nonaccrual and 90 days past due loans	478	610	133	468	3,658
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	0.11%	0.16%	0.04%	0.14%	1.22%

Loans receivable, net	430,944	392,634	372,629	318,297	289,385

Investment Activities

General. OTS regulations permit the Bank to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions, banker's acceptances, repurchase agreements and federal funds. Subject to various restrictions, we also may invest a portion of our assets in commercial paper and corporate debt securities.

The Company's investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit


investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The Company purchases mortgage-backed securities to supplement loan originations for portfolio during periods when the Company is not able to originate the desired level of portfolio loan product.

At September 30, 2005, the Company's consolidated investment portfolio totaled $205.4 million and consisted principally of mortgage-backed securities and FHLB stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

Mortgage-Backed Securities. The Company's mortgage-backed securities had a fair value of $193.4 million and a $196.1 million amortized cost at September 30, 2005. The mortgage-backed securities were primarily comprised of Fannie Mae and Freddie Mac mortgage-backed securities. At September 30, 2005, the portfolio had a weighted-average coupon rate of 4.70% and an estimated weighted-average yield of 4.76%. These securities had an estimated average maturity of 10.1 years and an estimated average life of 2.5 years at September 30, 2005.

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. The carrying value of FHLB stock totaled $9.6 million and had a weighted-average-yield of 0.35% at September 30, 2005. As of May 18, 2005, the FHLB of Seattle suspended dividends on all classes of stock as part of its recapitalization plans.

Bank-Owned Life Insurance. The Company purchased bank-owned life insurance policies ("BOLI") to offset future employee benefit costs. At September 30, 2005, the Company had a $10.1 million investment in life insurance contracts. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "Bank owned life insurance" in the Consolidated Balance Sheet. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "Increase in cash surrender value of bank owned life insurance" in the Consolidated Statements of Income.

On December 7, 2004, the agencies that regulate the banking industry issued an interagency statement related to the use of BOLI by banks and other regulated entities. The statement requires the Company to undertake a rigorous pre-purchase analysis for any BOLI purchased after December 7, 2004, including, among other things, an analysis of effective management and board oversight of the use of BOLI, internal policies and procedures relating to BOLI holdings, the need for BOLI and the appropriate type of BOLI, the amount of BOLI to be purchased, the qualifications of any vendors, the characteristics of available insurance products and the soundness of the insurance carrier. In addition, on at least an annual basis, the Company is required to evaluate and monitor the ongoing risks of its BOLI portfolio. Specifically, the Company is required to analyze, among other things, the risks related to liquidity, operations, tax, reputation, credit, interest rate, legal compliance and price.


The following table sets forth the composition of our investment securities portfolios at the dates indicated. The amortized cost of the available for sale investments and mortgage backed-securities is their net book value before the mark-to-market fair value adjustment.
	At September 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Available for sale:
Investment securities:
Adjustable rate mortgage fund	$ --	$ --	$ --	$ --	$ 5,468	$ 5,440
Mortgage-backed securities:
Fannie Mae	15,105	14,830	874	871	--	--
Freddie Mac	--	--	--	--	--	--
Total available for sale	$ 15,105	$ 14,830	$ 874	$ 871	$ 5,468	$ 5,440

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ 72,028	$ 71,067	$ 53,336	$ 53,708	$ 10,485	$10,832
Freddie Mac	105,308	103,985	43,259	43,818	13,940	14,591
Non-Agency	3,638	3,561	--	--	--	--
Total held to maturity	$ 180,974	$178,613	$ 96,595	$ 97,526	$ 24,425	$25,423


The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2005.
	Amount Due or Repricing within:
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Totals
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$2,767	4.19%	$11,624	4.13%	$ 713	3.97%	$ --	0.00%	$15,105	4.13%
Total available for sale	$2,767	4.19%	$11,624	4.13%	$ 713	3.97%	$ --	0.00%	$15,105	4.13%

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ --	0.00%	$12,791	4.54%	$ 7,373	3.86%	$ 51,864	4.96%	$ 72,028	4.77%
Freddie Mac	3,103	4.61	15,494	4.80	9,770	4.98	76,941	4.85	105,308	4.85
Non-Agency	3,638	4.59	--	0.00	--	0.00	--	0.00	3,638	4.59
Total held to maturity	$6,741	4.60%	$28,285	4.68%	$17,143	4.50%	$128,805	4.89%	$180,974	4.81%

Total investment securities	$9,508	4.48%	$39,909	4.52%	$17,856	4.48%	$128,804	4.89%	$196,079	4.76%

________
(1)     Interest and dividends are reported on a tax-equivalent basis. During the time period presented, the Company did not own any tax exempt investment securities. For available for sale securities carried at fair value, the weighted average yield is computed using amortized cost.


The following table sets forth certain information with respect to each category which had an aggregate book value in excess of 10% of our total equity at the date indicated.
At September 30, 2005
	Amortized Cost	Fair Value

(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 15,105	$ 14,830
Freddie Mac	--	--
Total available for sale	$ 15,105	$ 14,830

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ 72,028	$ 71,067
Freddie Mac	105,308	103,985
Total held to maturity	$177,336	$175,052

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

Our deposit composition reflects a mixture with certificates of deposit accounting for approximately one-half of the total deposits while interest and noninterest-bearing checking, savings and money market accounts comprise the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of competitively priced deposit products and services to attract and retain customer deposits.

Deposits. With the exception of our Health Savings Accounts, substantially all of our depositors are residents of the State of Idaho. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We offer a number of different deposit programs including our High Performance Checking, Wall Street Select Checking, Money Market Accounts, Health Savings Accounts and Escalator Certificates of Deposit. Our High Performance Checking program is comprised of seven different transaction account products with varying minimum balance requirements, number of checks permitted and interest rate options. Our Wall Street Select Checking and Money Market Account products offer significantly higher rates of interest on larger deposit balances while maintaining the availability of the customer's funds. Our Health Savings Accounts are offered directly or through an unaffiliated third party marketing company to qualified individuals and employers. The program is offered on a nationwide basis and participants in the plan receive a debit card to facilitate account access. Our Escalator Certificate of Deposit has a guaranteed blended rate for its four-year term with fixed rate increases occurring every six months from the date of the original deposit, and also offers the customer the opportunity to withdraw the entire balance at any six-month anniversary without a pre-payment penalty. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At September 30, 2005, we had $54.1 million of jumbo ($100,000 or more) certificates of deposit, which are primarily from local customers, representing 13.7% of total deposits at that date.


Deposit Activities. The following table sets forth the total deposit activities of Home Federal for the periods indicated.
	Year Ended September 30,

	2005	2004	2003

	(in thousands)

Beginning balance	$343,087	$301,273	$279,772
Net deposits before interest credited	47,690	37,731	17,516
Interest credited	5,548	4,083	3,985
Net increase in deposits	53,238	41,814	21,501
Ending balance	$396,325	$343,087	$301,273

Time Deposits by Rates. The following table sets forth the time deposits in Home Federal classified by rates as of the dates indicated.
	At September 30,

	2005	2004	2003

	(in thousands)

0.00 - 0.99%	$ 1,803	$ 19,880	$ 11,742
1.00 - 1.99%	10,286	28,083	36,899
2.00 - 2.99%	56,344	47,906	40,884
3.00 - 3.99%	89,955	48,835	31,983
4.00 - 4.99%	20,437	17,247	18,726
5.00 - 5.99%	18,412	1,184	2,968
6.00 - 6.99%	228	1,090	1,870
Total	$197,465	$164,225	$145,072

Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2005.
	Amounts Due
	Less Than 1 Year	1-2 Years	2-3 Years	2-3 Years	After 4 Years	Total

	(in thousands)

0.00 - 0.99%	$ 1,803	$ --	$ --	$ --	$ --	$ 1,803
1.00 - 1.99%	9,511	345	16	414	--	10,286
2.00 - 2.99%	40,483	6,562	7,527	1,761	11	56,344
3.00 - 3.99%	35,263	49,171	4,487	616	418	89,955
4.00 - 4.99%	1,798	6,698	5,942	3,118	2,881	20,437
5.00 - 5.99%	18,309	98	4	1	--	18,412
6.00 - 6.99%	214	12	--	1	1	228
Total	$107,381	$62,886	$17,976	$5,911	$3,311	$197,465


The following table sets forth information concerning the Company's time deposits and other deposits at September 30, 2005.

Weighted Average Interest Rate	Original Term	Category	Amount	Minimum Balance	Percentage of Total Deposits

	(in thousands)

0.20%	N/A	Savings deposits	$ 25,219	$ 50	6.36%
0.35	N/A	Interest-bearing demand deposits	62,478	50	15.76
--	N/A	Noninterest-bearing demand deposits	46,311	50	11.69
1.27	N/A	Money market accounts	31,521	1,000	7.95
0.25	N/A	Health savings accounts	33,331	--	8.41

		Certificates of Deposit
2.87%	1-12 months	Fixed term, fixed rate	15,148	500	3.82
3.23%	13-24 months	Fixed term, fixed rate	72,185	500	18.21
2.95%	25-36 months	Fixed term, fixed rate	40,855	500	10.31
4.08%	37-60 months	Fixed term, fixed rate	62,937	500	15.89
4.57%	Over 60 months	Fixed term, fixed rate	5,791	500	1.46
2.75%	18 months	Other	549	500	0.14
		Total	$396,325		100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2005. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit of $100,000 or More
(in thousands)

Three months or less	$ 7,687
Over three through six months	4,114
Over six through twelve months	14,554
Over twelve months	27,758
Total	$54,113


Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal at the dates indicated.

	At September 30,
	2005			2004			2003
	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)
Savings deposits	$ 25,219	6.36%	$ (234)	$ 25,453	7.42%	$1,030	$24,423	8.11%	$ 1,216
Demand deposits	108,789	27.46	23,002	85,787	25.01	13,621	72,166	23.95	5,399
Money market accounts	31,521	7.95	(3,871)	35,392	10.32	3,264	32,128	10.66	(3,379)
Health savings accounts	33,331	8.41	1,101	32,230	9.39	4,746	27,484	9.12	3,420
Fixed rate certificates that mature in the year ending: within 1 year	107,017	27.00	38,821	68,196	19.88	10,622	57,574	19.11	(1,249)
After 1 year, but within 2 years	62,702	15.82	3,784	58,918	17.17	20,175	38,743	12.86	13,262
After 2 years, but within 5 years	26,943	6.80	(9,472)	36,415	10.61	(11,364)	47,779	15.86	2,942
After 5 years	254	0.06	191	63	0.02	(54)	117	0.04	102
Other Certificates of Deposit	549	0.14	(84)	633	0.18	(226)	859	0.29	(212)
Total	$396,325	100.00%	$53,238	$343,087	100.00%	$41,814	$301,273	100.00%	$21,501

Borrowings. Customer deposits are the primary source of funds for the Company's lending and investment activities. The Company uses advances from the FHLB of Seattle to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. As one of our capital management strategies, we also use borrowings from the FHLB of Seattle to fund the purchase of investment securities and origination of loans in order to increase our net interest income when attractive opportunities exist.

As a member of the FHLB of Seattle, we are required to own its capital stock and are authorized to apply for advances on the security of the stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 40% of the Bank's total assets, or $267.9 million as of September 30, 2005. At September 30, 2005, our outstanding advances from the FHLB of Seattle totaled $175.9 million.


The following table sets forth information regarding the Company's borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended September 30,

	2005	2004	2003

	(dollars in thousands)
Maximum amount of borrowing outstanding at any month end: Federal Home Loan Bank advances	$182,000	$136,000	$112,000
Approximate average borrowings outstanding: Federal Home Loan Bank advances	153,000	115,000	102,000
Approximate weighted average rate paid on: Federal Home Loan Bank advances	3.87%	4.08%	4.53%

	At September 30,

	2005	2004	2003

	(dollars in thousands)
Balance outstanding at end of period: Federal Home Loan Bank advances	$175,932	$122,797	$96,527
Weighted average rate paid on: Federal Home Loan Bank advances	3.96%	3.96%	4.64%

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations that are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. We believe that we have included all descriptions of laws and regulations applicable to Home Federal Bancorp and Home Federal that an investor needs to consider in making an investment decision.

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

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company, the Bank and their operations.


Federal Regulation of Savings Institutions

Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations. All savings institutions are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2005, the Bank's lending limit under this restriction was $12.5 million. Home Federal is in compliance with the loans-to-one-borrower limitation.

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

Deposit Insurance. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. The Bank does not currently pay any deposit premiums. SAIF and BIF insured institutions are also required to pay a Financing Corporation assessment, in order to fund the interest on bonds


 issued to resolve thrift failures in the 1980s, equal to approximately 1.5 basis points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

Capital Requirements. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2005, the Bank had intangible assets in the form of mortgage servicing rights.

At September 30, 2005, the Bank had tangible capital of $80.4 million, or 12.0% of tangible assets, which is approximately $70.3 million above the minimum requirement of 1.5% of tangible assets as of that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2005, the Bank's mortgage servicing rights were subject to these tests. At September 30, 2005, the Bank had core capital equal to $80.4 million, or 12.0% of adjusted total assets, which is $53.6 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At September 30, 2005, the Bank had Tier 1 risk-based capital of $80.3 or 19.8% of risk-weighted assets, which is approximately $64.0 million above the minimum on that date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On September 30, 2005, the Bank had total risk-based capital of $83.2 million and risk-weighted assets of $406.5 million, or total risk-based capital of 20.5% of risk-weighted assets. This amount was $50.7 million above the 8.0% requirement in effect on that date.

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


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

The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Company in accordance with this general authority.

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

Liquidity. All savings institutions, including the Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At September 30, 2005, the Bank met the test with a 98.2%, ratio and has always met the test since its inception.

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


Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of outstanding in its latest examination.

Transactions with Affiliates. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company that is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends Sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2005, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2005, the Bank had $9.6 million in FHLB stock, which was in compliance with this requirement. Over the past two fiscal


years such dividends have averaged 0.35% and 4.11% for the years ended September 30, 2005 and 2004. As a result of the FHLB of Seattle recapitalization plans, the Bank recognized $30,000 in dividends on the cash basis for the year ended September 30, 2005. As of May 18, 2005, the FHLB of Seattle suspended dividends on all classes of stock. For additional information see 'News' under 'Our Company' on the FHLB of Seattle's website at fhlbsea.com.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting any single transaction to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. As of September 30, 2005 the Bank has a short-term extension of credit to the Company of $1.3 million. The extension of credit is secured by a mortgage-backed security with a fair value of $3.5 million as of September 30, 2005.

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

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of


such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;

  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

  prohibitions on correspondent accounts for foreign-shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

Savings and Loan Holding Company Regulations

General. The Company is a federal mutual holding company subsidiary within the meaning of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Activities Restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

If the Bank fails the qualified thrift lender test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Federal Regulation of Savings Institutions - Qualified Thrift Lender Test."

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by Home Federal Bancorp. OTS regulations require Home Federal MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver


notices on a case-by-case basis, and, in general, does not object to any such waiver if: (1) the mutual holding company's board of directors determines that the waiver is consistent with the directors' fiduciary duties to the mutual holding company's members; (2) for as long as the savings institution subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings institution, which restriction, if material, is disclosed in the public financial statements of the savings institution and its stock holding company; (3) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, in accordance with Statement of Financial Accounting Standards No. 5, where the savings institution determines that the payment of the dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (4) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations.

Home Federal MHC has waived all dividends paid by the Company through September 30, 2005. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Home Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Home Federal MHC converts to stock form. As of September 30, 2005, Home Federal MHC has waived receipt of dividends from Home Federal Bancorp, Inc in the amount of $898,000.

Conversion of Home Federal MHC to Stock Form. OTS regulations permit Home Federal MHC to convert from the mutual form of organization to the capital stock form of organization (a "conversion transaction"). There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Home Federal Bancorp (the "New Holding Company"), Home Federal MHC's corporate existence would end and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a conversion transaction, each share of common stock held by stockholders other than Home Federal MHC ("minority stockholders") would be automatically converted into a number of shares of common stock in the New Holding Company determined pursuant to an exchange ratio that ensures that the minority stockholders own the same percentage of common stock in the New Holding Company as they owned in Home Federal Bancorp immediately prior to the conversation transaction. Under OTS regulations, minority stockholders would not be diluted because of any dividends waived by Home Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), if Home Federal MHC converts to stock form. The total number of shares held by minority stockholders after a conversion transaction also would be increased by any purchases by minority stockholders in the stock offering conducted as part of the conversion transaction.

A conversion transaction requires the approval of the OTS as well as a majority of the votes eligible to be cast by the members of Home Federal MHC and a majority of the votes eligible to be cast by the stockholders of the Company other than Home Federal MHC.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including Home Federal Bancorp.

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


TAXATION

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank is included in the filing of a consolidated federal income tax return with the Company. The parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2005, the Company had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may eliminate from its income dividends received from the Bank as a wholly-owned subsidiary of the Company. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.

Audits. The federal income tax returns of Home Federal Bancorp and Home Federal have not been audited in the past five years.

State Taxation

Idaho. The Company is subject to the general corporate tax provisions of the State of Idaho. Idaho's state corporate income taxes are generally determined under federal tax law with some modifications. Idaho taxable income is taxed at a rate of 7.6%. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of the Bank.

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


banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction.

We currently rank fifth in terms of deposits, among the 20 federally-insured depository institutions in Ada and Canyon Counties, our primary market area. Our key competitors are U.S. Bank, Wells Fargo, Washington Mutual, Bank of America, Key Bank, Washington Federal and Farmers & Merchants State Bank. These competitors control approximately 71% of the deposit market with deposits of $4.4 billion, of the $6.2 billion total deposits in Ada and Canyon Counties as of June 30, 2005. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships. We also compete for loans and deposits through our two branch offices in Gem and Elmore Counties.

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

Subsidiaries and Other Activities

The Bank has one wholly-owned subsidiary, Idaho Home Service Corporation, which was established in 1981 as Home Service Corporation for the purpose of facilitating various business activities. Most recently, its activities included the sale of investment and insurance products through an affiliation with Lincoln Financial Advisor from 1998 to 2000. Since 2000, Idaho Home Service Corporation has been inactive.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age at September 30, 2005
		Position

Name		Company	Bank

Daniel L. Stevens	62	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board, President and Chief Executive Officer

Robert A. Schoelkoph	53	Chief Financial Officer	Senior Vice President and Chief Financial Officer

Roger D. Eisenbarth	58	--	Senior Vice President and Chief Lending Officer

Lynn A. Sander	53	--	Senior Vice President of Retail Banking

Denis J. Trom	59	--	Senior Vice President of Human Resources

Karen Wardwell	49	--	Senior Vice President of Operations and Technology


Biographical Information

Daniel L. Stevens is Chairman of the Board, President and Chief Executive Officer of the Company and the Bank, positions he has held since joining the Bank in 1995. Mr. Stevens became a director in 1996 and has served as Chairman of the Board since 2001. He has been in the financial services industry for over 30 years and has served as a senior officer or chief executive officer for four other mutual and stock thrifts during his career. He is past Vice Chairman of the Board of Directors of the FHLB of Seattle. He served as the Chairman of the Audit Committee and a member of the Financial Operations Committee of the FHLB of Seattle. Mr. Stevens was a director of the FHLB of Seattle from 1996 until 2004. He is a director of America's Community Bankers and serves on America's Community Bankers FHLB System Committee and chairs the America's Community Bankers Credit Union Committee. He is an immediate past Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce and serves as a director and treasurer for the Idaho Bankers Association, and the Midwest Conference of Community Bankers. He is a director of the Boise State University Foundation, and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

Robert A. Schoelkoph is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Mr. Schoelkoph joined the Bank in 1980. Mr. Schoelkoph was controller of the Bank from 1980 until 1983 and has served as Chief Financial Officer and Treasurer since 1983. Prior to joining Home Federal, Mr. Schoelkoph was a senior accountant with Deloitte Haskins & Sells. He is a member of the Board of Directors of the Nampa Shelter Foundation. Mr. Schoelkoph is a certified public accountant.

Roger D. Eisenbarth is Senior Vice President and Chief Lending Officer of Home Federal Bank. Mr. Eisenbarth joined the Bank as Vice President, Caldwell Branch Manager in 1978, and has served in his current capacity since November 1993. Mr. Eisenbarth also served as Home Federal Corporate Secretary from 1993 to 2005. Prior to joining the Bank, Mr. Eisenbarth served in various branch and regional management positions with Bank of Idaho and Idaho First National Bank. He is currently active on the Board of Directors of the economic development organizations, Caldwell Unlimited, Inc. and the Idaho Community Reinvestment Corp., and is an honorary Board member and past President of Caldwell Night Rodeo. Previously, Mr. Eisenbarth held membership, officer, or director positions in the Caldwell Chamber of Commerce, the Caldwell Lions Club, and the Caldwell Exchange Club.

Lynn A. Sander is Senior Vice President/Retail Banking of the Bank. Ms. Sander joined the Bank in May 2000. Ms. Sander served as Vice President/Sales Management from May 2000 until she was appointed to her current position in July 2001. Prior to that, she was Senior Vice President, Account Manager for Fairmont/Aspen Performance Group, a sales and service consulting company, from June 1999 to May 2000. From 1987 until December 1998, Ms. Sander was employed by KeyBank of Idaho and its affiliate KeyCorp Management Company, where her last position was Vice President/Core Banking Territory Manager. She currently serves on the Boards of Directors of the Boise Metro Chamber of Commerce, the Women and Children's Alliance, and is the Board Chair-Elect for the United Way of Treasure Valley. Ms. Sander served as Fundraising Chairman for the Idaho Anne Frank Human Rights Memorial and was chairman of the 2005 Treasure Valley United Way campaign.

Denis J. Trom is Senior Vice President/Human Resources of the Bank. Mr. Trom joined the Bank in April 2002. Mr. Trom was previously employed by U.S. Bancorp, Minneapolis, Minnesota from 1978 until 2002. He held various human resource, training and organizational development positions with U.S. Bancorp during his 23 years of employment, most recently serving as Vice President/Senior Regional Human Resources Consulting Manager from 1999 until 2002. Mr. Trom is active in the Society for Human Resource Management, American Society for Training & Development, the Professional Association for Compensation, Benefits and Total Rewards, and church activities.

Karen Wardwell is Senior Vice President/Operations and Technology of the Bank. Ms. Wardwell joined Home Federal in August 2001 as Vice President and Director of Internal Audit, a position she held until she was promoted to Director of Retail Operations in 2002 and then to her current position in May 2003. Ms. Wardwell was previously employed by Wells Fargo, formerly First Security Bank, Boise, Idaho, from 1998 until August 2001. Prior to that, she was employed at West One Bank from 1981 until August 1996. In her 15-year career with West One, she held various positions in operations and information technology. Her last position was Assistant Vice President and Manager in the Consumer Loan Service Center. Ms. Wardwell is a graduate of the BAI Graduate


School of Operations and Technology at Vanderbilt University. She is a member of the Board of Directors of the Boise Public Schools Education Foundation and a mentor with The Mentoring Network, Inc.

Employees

At September 30, 2005, we had 240 full-time employees and 25 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Item 2. Properties

At September 30, 2005, we had 15 full service banking offices and two loan centers, ten of which are leased. At September 30, 2005, the net book value of our investment in premises, equipment and leaseholds was approximately $11.7 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2005 was approximately $460,000.

On March 31, 2005, the Company selected Open Solutions Inc. for the conversion of the Company's core data processing systems to Open Solutions technology platform for financial institutions. The Company's contract with its current vendor expired November 30, 2005. The contract with Open Solutions Inc. is for a term of 60 months with options to renew for additional successive twenty-four month terms. The conversion to the Open Solutions system was successfully completed in November 2005. The majority of the costs related to the conversion, including software license fees, hardware and conversion costs, will be capitalized and amortized using the straight-line method over their estimated useful life.

The following table provides a list of our main and branch offices and indicates whether the properties are owned or leased:
Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICE 500 12th Avenue South Nampa, Idaho 83651(1) (2)	Owned	N/A	34,014

BRANCH OFFICES:

Downtown Boise (2) 800 West State Street Boise, Idaho 83703	Leased	August 2010	3,500
Parkcenter (2) 871 East Parkcenter Boulevard Boise, Idaho 83706	Owned	N/A	4,500

Fairview (2) 10443 Fairview Avenue Boise, Idaho 83704	Building owned Land leased	June 2070	2,500

Meridian (2) 55 East Franklin Road Meridian, Idaho 83642	Owned	N/A	4,000

Caldwell (2) 923 Dearborn Caldwell, Idaho 83605	Owned	N/A	4,500


Location	Leased or Owned	Lease Expiration Date	Square Footage
Mountain Home (2) 400 North 3rd East Mountain Home, Idaho 83647	Owned	N/A	2,600

Emmett (2) 250 South Washington Avenue Emmett, Idaho 83617	Owned	N/A	2,600

Boise (3) 8300 West Overland Road Boise, Idaho 83709	Leased	March 2006	695

Meridian (3) 4051 East Fairview Avenue Meridian, Idaho 83642	Leased	February 2006	695

Nampa (3) 2100 12th Avenue Road Nampa, Idaho 83651	Leased	August 2010	695

Caldwell (3) 5108 East Cleveland Boulevard Caldwell, Idaho 83605	Leased	August 2010	695

Garden City (3) 7319 West State Street Boise, Idaho 83714	Leased	August 2007	695

Hispanic Cultural Center (4) 315 Stampede Drive Nampa, Idaho 83687	Leased	Month to Month	235

Eagle (2) 100 E. Riverside Dr. Eagle, Idaho 83616	Owned	N/A	4,500
LOAN OFFICES:

Blackeagle 1307 Maplegrove Boise, Idaho 83709	Leased	August 2010	4,310

Meridian 111 No. Main Street Meridian, Idaho 83642	Building owned Land leased	December 2009	2,600

          ________
          (1)Includes home branch
          (2)Drive-up ATM available
          (3) Wal-Mart locations
          (4) Limited service branch to be closed in November 2005


In September 2005, the Company purchased land for a future branch site in Meridian, Idaho. The Company does not anticipate construction of the branch to begin prior to October 2006. Upon commencement of construction, the Company is required to purchase the seller's option to repurchase the land for $241,000. The Company also anticipates opening an additional branch at a new Wal-Mart in Nampa, Idaho with an estimated completion date of September 2006.

Item 3. Legal Proceedings

From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

IRS Rev. Proc. 2005-51 requires disclosure in the event that the IRS has demanded a penalty from the Company for its failure to disclose on a tax return information related to a transaction designated by the IRS as abusive or having significant tax avoidance purpose. As of September 30, 2005, the Company has not received such a notice and demand for payment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock began trading on the Nasdaq National Market under the symbol "HOME" on December 7, 2004. As of September 30, 2005, there were 5,654,885 hares of common stock issued to non-affiliates and approximately 750 shareholders of record, excluding persons or entities that hold stock in nominee or "street name" accounts with brokers.

The following table sets forth the high and low trading prices, as reported by Nasdaq, and cash dividends paid for each quarter during the year ended September 30, 2005. The Company's common stock had no trading history during the year ended September 30, 2004.

	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2004	$12.96	$12.49	$ --
Quarter Ended March 31, 2005	13.04	11.91	--
Quarter Ended June 30, 2005	13.42	11.16	0.05
Quarter Ended September 30, 2005	13.19	11.97	0.05

Dividends

Dividend payments by the Company may depend upon dividends received by the Company from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual holding company reorganization. See "Item 1. Business -- How We Are Regulated -- Regulation and Supervision of Home Federal -- Limitations on Dividends and


Other Capital Distributions." During the year ended September 30, 2005, the Company paid dividends of $0.10 per share. Home Federal MHC waived receipt of it's dividends from the Company.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

On July 25, 2005, the Company announced a plan to repurchase up to 298,092 shares of the Company's common stock to fund the 2005 Recognition and Retention Plan, which was completed by September 30, 2005 with the repurchase of these shares at an average price of $13.09 per share. The shares repurchased represent 1.96% of the Company's total outstanding shares and 4.79% of the total shares held by minority stockholders.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 1 - July 31	10,000	$12.55	10,000	288,092
August 1 - August 31	288,092	$13.11	288,092	--
September 1 -September 30	--	--	--	--
Total	298,092	$13.09	298,092	--


Item 6. Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and subsidiaries at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2005	2004	2003	2002	2001

FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$689,577	$743,867	$450,196	$416,543	$382,504
Investment securities, available for sale, at fair value	--	--	5,440	2,507	8,266
Mortgage-backed securities, available for sale	14,830	871	--	--	--
Mortgage-backed securities, held to maturity	180,974	96,595	24,425	44,325	36,630
Loans receivable, net	430,944	392,634	372,629	318,297	289,385
Loans held for sale	5,549	3,577	5,066	12,722	9,367
Total deposit accounts	396,325	343,087	301,273	279,772	266,316
Federal Home Loan Bank Advances	175,932	122,797	96,527	91,008	73,394
Stockholders' equity	101,367	45,097	40,399	34,961	32,866

	Year Ended September 30,

	2005	2004	2003	2002	2001

OPERATING DATA:	(in thousands)

Interest and dividend income	$33,910	$27,512	$26,896	$26,904	$26,514
Interest expense	12,231	9,650	9,705	11,465	14,480
Net interest income	21,679	17,862	17,191	15,439	12,034
Provision for loan losses	456	900	615	277	748
Net interest income after provision for loan losses	21,223	16,962	16,576	15,162	11,286
Noninterest income	10,128	8,982	11,188	5,767	6,319
Noninterest expense	23,158	18,576	18,885	17,178	14,594
Income before income taxes	8,193	7,368	8,879	3,751	3,011
Income tax expense	2,910	2,684	3,423	1,644	1,223
Net income	$5,283	$4,684	$5,456	$2,107	$1,788

	At September 30,
OTHER DATA:	2005	2004	2003	2002	2001

Number of:
Real estate loan outstanding	3,236	3,081	3,053	2,565	2,360
Deposit accounts	73,013	75,565	72,327	70,183	64,801
Full service offices	15	14	14	14	15

	At or For the Year Ended September 30,

	2005	2004	2003	2002	2001

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	0.82%	0.93%	1.23%	0.53%	0.50%
Return on average equity (2)	5.69	10.47	13.39	6.03	5.44
Dividend payout ratio (3)	27.78	--	--	--	--
Equity-to-assets ratio (4)	14.38	8.86	9.17	8.74	9.20
Interest rate spread (5)	3.15	3.55	3.93	3.98	3.29
Net interest margin (6)	3.57	3.84	4.19	4.23	3.69
Efficiency ratio (7)	72.81	69.20	66.55	81.01	79.52
Average interest-earning assets to average interest-bearing liabilities	121.07	113.62	110.96	107.83	108.84
Noninterest expense as a percent of average total assets	3.59	3.68	4.25	4.29	4.09

Capital Ratios:
Tier 1 (core) capital (to tangible assets)	12.00	6.01	8.89	8.50	8.60
Total risk-based capital (to risk-weighted assets)	20.46	12.76	14.18	13.79	14.46
Tier 1 risk-based capital (to risk-weighted assets)	19.75	12.05	13.56	13.27	13.85

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.11	0.16	0.04	0.14	1.22
Nonperforming assets as a percent of total assets	0.15	0.10	0.03	0.17	0.97
Allowance for losses as a percent of gross loans receivable	0.67	0.67	0.49	0.41	0.47
Allowance for losses as a percent of nonperforming loans	602.97	432.30	1,393.23	295.94	39.12
Net charge-offs to average outstanding loans	0.05	0.03	0.04	0.10	0.16

        ________
        (1)  Net income divided by average total assets.
        (2)  Net income divided by average equity.
        (3)  Dividends declared per share divided by net income per share.
        (4)  Average equity divided by average total assets.
        (5)  Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
        (6)  Net interest income as a percentage of average interest-earning assets.
        (7)  Noninterest expense divided by total noninterest income and net interest income before provision for loan loss.


Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A Warning about Forward-Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as "believes," "intends," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include:

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


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

Business Strategy

Our strategy is to operate as an independent community-based financial institution dedicated to serving the needs of customers and the local community. We focus on providing exceptional service and quality products and services, as well as convenient access to generate a high level of customer satisfaction. Our principal business consists of attracting retail deposits from the general public which we invest primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate multi-family loans, commercial real estate loans and a variety of consumer loans. We intend to continue implementing this strategy while pursuing further loan portfolio diversification, with an emphasis on credit risk management. Our commitment is to provide a reasonable range of products and services to meet the needs of our customers. As part of this commitment, we will continue the course established over the past few years of increasing commercial real estate lending and consumer lending. Our goal is to grow the Company while providing exceptional and effective services to customers and the local community.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution serving individuals and commercial real estate customers in our market area. We plan to achieve this by executing our strategy of:

  Maintaining favorable asset quality reflected primarily by a low level of non-performing assets, low charge-offs and adequacy of loan loss reserves. We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards we believe are conservative. At September 30, 2005, our nonaccrual and 90 days or more past due loans as a percentage of loans receivable was 0.11%.

  Seeking to improve net interest margin through a combination of reduced funding costs and improved pricing relative to asset risk. We intend to manage our net interest income and net interest margin by attempting to have the balance sheet reflect an optimum mix of assets and liabilities that result in the maximization of the net interest income and net portfolio value within the limits of acceptable credit risk. On the asset side of the balance sheet, we intend to originate residential and commercial real estate and consumer loans in our local area. In addition, we may purchase mortgage-backed securities when loan origination levels are not adequate to fund desired asset growth. We will fund asset growth with deposits and borrowings that have pricing and cash flow characteristics that are similar to the asset side of the balance sheet.

  Analyzing profitability of products and services and allocating resources to those areas offering the greatest potential for future profits. With the completion of our core processing conversion in 2005, we will implement comprehensive cost accounting and customer information systems to provide the data necessary to build effective product and customer profitability reporting for all of our products and services. We intend to use this profitability data as we build business plans to support the expansion of current lines of business and in the implementation of new products and services.

  Expanding the number of households we serve through internal expansion of the branch network and possible selective acquisitions of financial service providers in existing or surrounding markets. We continually monitor the growth in our four-county market area and work closely with commercial real estate experts to target sites for future branch locations. We are planning to build a branch in Meridian, Idaho, a suburb of Boise. The property has been purchased with construction anticipated to begin after September 2006. We also plan to open a branch in a new Wal-Mart in Nampa, Idaho about September 2006. Our long-term strategy is to build one branch per year if appropriate sites can be identified and


  obtained. We will also actively search for appropriate acquisitions to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets.

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

  Continuing an internal management culture which is driven by a focus on profitability, productivity and accountability for results and which responds proactively to the challenge of change. The primary method for reinforcing our culture is the comprehensive application of our "Pay for Performance" total compensation program. Every employee of the Bank has clearly defined accountabilities and performance standards that tie directly or indirectly to the profitability of the Bank. All incentive compensation is based on specific profitability measures, sales volume goals or a combination of specific profitability measures and individual performance goals. This approach encourages all employees to focus on the profitability of the Bank and has created an environment that embraces new products, services and delivery systems.

  Providing our staff members with the knowledge and skills necessary to perform their job functions and develop their career potential. We understand the relationship between effective training and employee satisfaction. Although we have always provided appropriate technical training, we have expanded our focus to include comprehensive supervisory and leadership training. Our goal is to provide development opportunities for every employee who wants to grow with the Bank and to fill future leadership positions with qualified internal candidates whenever possible.

  Enhancing the perception of the Bank with both the retail and commercial banking public as the bank of choice. We have a long tradition of focusing on the needs of consumers in the communities we serve and a strong reputation as an active corporate citizen. We deliver personalized service and respond with flexibility to customer needs. We believe our community orientation is attractive to our customers and distinguishes us from the large national banks that operate in our market area. We fully intend to maintain this community focus as we grow.

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

  Supplementing net interest income by creating additional sources of fee income from products and services we offer. We have created cross-functional teams who continually monitor the market for new product and service opportunities on both the asset and liability sides of the business. We intend to broaden the scope of these teams to actively seek new sources of fee income and non-interest revenue, build business plans to support these sources, and implement the plans to generate increased income.

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


Critical Accounting Policies

We use estimates and assumptions in our financial statements in accordance with generally accepted accounting principles. Material or critical estimates that are susceptible to significant change include the determination of the allowance for loan losses and the associated provision for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management's and our tax advisor's understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditors on an annual basis and by our regulators when they examine the Bank.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, we perform a review of mortgage servicing rights for potential declines in value. Based on the significance of any changes in assumptions since the preceding independent appraisal, this valuation may include an independent appraisal of the


fair value of our servicing portfolio. This quarterly valuation review entails applying current assumptions to the portfolio stratified by predominant risk characteristics such as loan type, interest rate and loan term.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the FHLB. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at September 30, 2005 and September 30, 2004

General. Total assets decreased $54.3 million, or 7.3%, to $689.6 million at September 30, 2005 compared to $743.9 million at September 30, 2004. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the Company's minority stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as a result of a change in the appraisal of the Company, which increased the valuation range of the minority stock offering. Following the refund to subscribers, the Company conducted a resolicitation and received $153.1 million from subscribers. The Company's minority stock offering, however, was oversubscribed and as a result, $97.2 million of the $153.1 million of subscription funds received by the Company were returned to investors in the quarter ended December 31, 2004.

Assets. For the year ended September 30, 2005 total assets decreased $54.3 million. The increases and decreases were primarily concentrated in the following asset categories:
	At September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)
Cash and amounts due from depository institutions	$19,033	$215,663	$(196,630)	(91.2)%
Mortgage-backed securities, available for sale	14,830	871	13,959	1,602.6
Mortgage-backed securities, held to maturity	180,974	96,595	84,379	87.4
Loans receivable, net of allowance for loan losses	430,944	392,634	38,310	9.8
FHLB stock, at cost	9,591	7,317	2,274	31.1

Cash and amounts due from depository institutions decreased $196.6 million as a result of the completion of the Company's minority stock offering. Assets at September 30, 2004 included $220.8 million that was received from subscribers in the Company's minority stock offering. These subscription funds were subsequently refunded to subscribers in the quarter ended December 31, 2004 as described above.

The Company invested the net proceeds from the stock offering and additional borrowings in mortgage-backed securities to leverage the balance sheet and achieve the desired level of interest-earning assets. For the year ended September 30, 2005, mortgage-backed securities increased $98.3 million, or 100.9%, to $195.8 million from $97.5 million at September 30, 2004. The increase in mortgage-backed securities consisted of intermediate-term securities, including hybrid adjustable and fixed rate securities with terms of 20 years or less.

Loans receivable, net, increased $38.3 million to $430.9 million at September 30, 2005, from $392.6 million at September 30, 2004. Single-family residential loans and commercial real estate loans increased $16.5 million and


$19.2 million, respectively, during the year ended September 30, 2005. Over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

FHLB stock increased $2.3 million to $9.6 million at September 30, 2005, from $7.3 million at September 30, 2004. The Company is required to purchase FHLB capital stock as partial collateral for advances from the FHLB. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Deposits. Deposits increased $53.2 million, or 15.5%, to $396.3 million at September 30, 2005, from $343.1 million at September 30, 2004. Certificates of deposit accounted for the majority of the increase in total deposits with certificates of 12 to 23 month terms having the largest increase in balances. The following table details the changes in deposit accounts.
	At September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 46,311	$ 29,650	$ 16,661	56.2%
Interest-bearing demand deposits	127,330	123,759	3,571	2.9
Savings deposits	25,219	25,453	(234)	(0.9)
Certificates of deposit	197,465	164,225	33,240	20.2
Total deposit accounts	$396,325	$343,087	$53,238	15.5%

Borrowings. Advances from the FHLB increased $53.1 million, or 43.3%, to $175.9 million at September 30, 2005, from $122.8 million at September 30, 2004. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing net interest income.

Equity. Total stockholders' equity increased $56.3 million, or 124.8%, to $101.4 million at September 30, 2005, from $45.1 million at September 30, 2004. The increase was primarily a result of the $53.6 million net proceeds from the stock offering, $1.5 million for the 146,004 shares of common stock issued to the Foundation and $5.3 million in net income, offset by $3.9 million for the repurchase of 298,092 shares of common stock and $564,000 of cash dividends paid to stockholders. On June 16, 2005 and September 15, 2005, the Company paid $0.05 per share in cash dividends to stockholders of record, excluding shares held by Home Federal MHC.

On September 6, 2005 the Company announced the completion of its previously announced stock repurchase program. The Company repurchased 298,092 shares of its common stock at an average price of $13.09 per share. The shares repurchased represented 1.96% of the Company's total outstanding shares and 4.79% of the total shares held by minority stockholders. The shares will be used to fund the 2005 Recognition and Retention Plan that was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 23, 2005.

Comparison of Operating Results for the Years ended September 30, 2005 and September 30, 2004

General. Net income for the year ended September 30, 2005 was $5.3 million, or $0.36 per diluted share, compared to net income of $4.7 million for the year ended September 30, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable. The per share data for the year ended September 30, 2005 is being reported on shares outstanding from December 6, 2004 through September 30, 2005, since the Bank completed its reorganization on December 6, 2004.

As part of the reorganization and minority stock offering, the Company formed and capitalized the Foundation with a one-time contribution of $1.8 million, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance


the quality of life for residents within the Company's market area. In addition, during the second quarter ended March 31, 2005, the Company sold a former branch for a pre-tax gain of $386,000.

Excluding the contribution to the Foundation and the sale of the branch, the Company had net income of $6.2 million, or $0.42 per diluted share, for the year ended September 30, 2005, compared to $4.7 million for the year ended September 30, 2004. The following table reconciles the Company's actual net income to pro forma net income, exclusive of the contribution to the Foundation and sale of the branch and as adjusted for federal and state taxes:
	Year Ended September 30,
	2005	2004
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$5,283	$4,684
Contribution to Foundation	1,825	-
Sale of branch	(386)	-
Federal and state income tax effect	(561)	-
Pro forma net income	$6,161	$4,684
Earnings per share
Diluted as reported	$ 0.36	nm (1)
Pro forma diluted	$ 0.42	nm (1)

________
(1) Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Net Interest Income. Net interest income increased $3.8 million, or 21.2%, to $21.7 million for the year ended September 30, 2005, from $17.9 million for the year ended September 30, 2004. Average total interest-earning assets increased $141.3 million to $606.7 million for the year ended September 30, 2005 primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past year to achieve a desired level of interest-earning assets. Cash that was received from subscribers in the minority stock offering and invested in lower-yielding overnight funds also contributed to the increase in interest-earning assets. The additional mortgage-backed securities and cash contributed to a 32 basis point decline in the Company's average asset yields during the year ended September 30, 2005. During that same period the Company's average cost of funds increased 8 basis points, resulting in a 40 basis point decrease in the net interest spread.

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2005 increased $6.4 million, or 23.3%, to $33.9 million, from $27.5 million for the year ended September 30, 2004. The increase was the result of the $141.3 million increase in the average balance of interest-earning assets. The increase in average balance of interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased and the decision by the FHLB to indefinitely suspend dividend payments on FHLB stock. We do not expect the impact of the reduction in FHLB dividend income to have a significant effect on our results of operations or financial condition.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the year ended September 30, 2005 and 2004:
	Year Ended September 30,
	2005		2004		Increase/ (Decrease) in Interest and Dividend Income from 2004
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Loans receivable, net	$419,940	6.14%	$382,947	6.21%	$ 36,993
Loans held for sale	2,518	5.78	2,910	5.79	(392)
Investment securities, available for sale, including interest- bearing deposits in other banks	14,972	2.09	14,690	1.77	282
Mortgage-backed securities	160,780	4.75	58,076	5.23	102,704
FHLB stock	8,480	0.35	6,761	4.11	1,719
Total interest-earning assets	$606,690	5.59%	$465,384	5.91%	$141,306

Interest Expense. Interest expense increased $2.6 million, or 27.1%, to $12.2 million for the year ended September 30, 2005 from $9.6 million for the year ended September 30, 2004. The average balance of total interest-bearing liabilities was $501.1 million, an increase of $91.5 million, for the year ended September 30, 2005 compared to $409.6 million for the year ended September 30, 2004. The increase was primarily a result of deposits received from stock subscription requests prior to the completion of the minority stock offering, growth in certificates of deposits as general market interest rates increased and additional advances from the FHLB to leverage the balance sheet and to achieve the desired level of interest-earning assets. The average cost of funds for total interest-bearing liabilities was 2.44%, an increase of 8 basis points for the year ended September 30, 2005 compared to 2.36% for the year ended September 30, 2004.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2005 and 2004:
	Year Ended September 30,
	2005		2004		Increase/ (Decrease) in Interest Expense from 2004
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Savings deposits	$ 25,633	0.20%	$ 24,431	0.25%	$ 1,202
Interest-bearing demand deposits	104,972	0.28	83,364	0.27	21,608
Money market deposits	36,061	1.09	33,319	0.70	2,742
Certificates of deposit	181,015	3.06	153,280	2.89	27,735
FHLB advances	153,443	3.87	115,197	4.08	38,246
Total interest-bearing liabilities	$501,124	2.44%	$409,591	2.36%	$91,533


Provision for Loan Losses. The Company's Asset Liability Committee assesses the adequacy of the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors, including delinquency, charge-off rates, and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is inherent within the portfolio but has not been realized. General allowances for each major loan type are determined by applying to the associated loan balance loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality.

The provision for loan losses decreased $444,000, or 49.3%, to $456,000 for the year ended September 30, 2005 from $900,000 for the year ended September 30, 2004. The following table details selected activity associated with the allowance for loan losses for the years ended September 30, 2005 and 2004:
	At or For the Year Ended September 30,
	2005	2004

	(dollars in thousands)

Provision for loan losses	$ 456	$ 900
Net charge-offs	211	116
Allowance for loan losses	2,882	2,637
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.67%	0.67%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	602.97%	432.30%
Nonperforming loans	478	610
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.11%	0.16%
Loans receivable, net	430,944	392,634

The Company increased its provision for loan losses for the fiscal year ended September 30, 2004 in connection with the unseasoned nature of its loan portfolio that resulted from a record volume of refinanced mortgage loans. In management's judgment, the increase in the amount of refinanced mortgage loans resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to the Company. In addition, during the prior fiscal year, management revised the estimated loss ratios of certain loan categories to more accurately reflect the Company's loss history. Industry or peer loss rates were used if the Company did not have a meaningful history of losses. Management considers the allowance for loan losses at September 30, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $1.1 million, or 12.2%, to $10.1 million for the year ended September 30, 2005 from $9.0 million for the year ended September 30, 2004. Other noninterest income for the year ended September 30, 2005 included a $386,000 gain on the sale of a branch and $456,000 in net life insurance proceeds as a result of the death of a former bank officer.

The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the year ended September 30, 2005, the Company determined the value of the mortgage servicing right had declined $300,000. In addition, amortization of the servicing right exceeded the servicing rights capitalized as loans sold with servicing rights retained have declined as compared to the prior year. Going forward, the Company expects the majority of loans sold will be sold with servicing rights released. The mortgage servicing right was 1.10% of


mortgage loans serviced for others at September 30, 2005, compared to 1.23% at September 30, 2004. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing right declines.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Year Ended September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Service fees and charges	$ 8,274	$7,401	$ 873	11.8%
Gain on sale of loans	382	375	7	1.9
Increase in cash surrender value of bank owned life insurance	343	493	(150)	(30.4)
Loan servicing fees	672	671	1	0.1
Mortgage servicing rights, net	(480)	22	(502)	(2,281.8)
Other	937	20	917	4,585.0
Total noninterest income	$10,128	$8,982	$1,146	12.8%

Noninterest Expense. Noninterest expense increased $4.6 million, or 24.7%, to $23.2 million for the year ended September 30, 2005 from $18.6 million for the year ended September 30, 2004. Excluding the $1.8 million one-time contribution to the Foundation, noninterest expense increased $2.8 million, or 15.1%.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Year Ended September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$12,636	$10,553	$ 2,083	19.7%
Occupancy and equipment	2,765	2,778	(13)	(0.5)
Data processing	1,616	1,549	67	4.3
Advertising	1,147	1,060	87	8.2
Contribution to Foundation	1,825	--	1,825	100.0
Other	3,169	2,636	533	20.2
Total noninterest expense	$23,158	$18,576	$4,582	24.7%

Compensation expense increased as a result of the establishment of the ESOP, annual merit pay increases, incentive compensation and an increase in the number of employees. As of September 30, 2005, the Company employed 237 full-time equivalent employees, compared to 228 at September 30, 2004. Other noninterest expenses increased primarily as a result of a $206,000 accrued death benefit to the family of a former bank officer pursuant to a nonqualified retirement plan and professional expenses related to being a publicly held company. The efficiency ratio, which is defined as the percentage of noninterest expense to net interest income plus noninterest income, increased to 72.8% for the year ended September 30, 2005 compared to 69.2% for the year ended September 30, 2004. Excluding the non-recurring contribution to the Foundation and the gain on sale of the branch, the efficiency ratio was 67.9% for the year ended September 30, 2005. By definition, a lower efficiency ratio is an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $226,000 to $2.9 million for the year ended September 30, 2005 from $2.7 million for the year ended September 30, 2004. Income before income taxes was $8.2 million for the year ended September 30, 2005 compared to $7.4 million for the year ended September 30, 2004. The Company's combined federal and state effective income tax rate for the year ended September 30, 2005 was 35.5%


compared to 36.4% for the prior fiscal year. The decrease in the effective tax rate was primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.

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

Assets. Total assets increased $293.7 million during the year ended September 30, 2004. The increase was primarily concentrated in the following interest-earning asset categories:
	At September 30,		Increase (decrease)

	2004	2003	Amount	Percent

	(dollars in thousands)
Cash and amounts due from depository institutions	$215,663	$11,118	$204,545	1,839.8%
Securities, available for sale	871	5,440	(4,569)	(84.0)
Mortgage-backed securities, held to maturity	96,595	24,425	72,170	295.5
Loans receivable, net of allowance for loan losses	392,634	372,629	20,005	5.4
Loans held for sale (1)	3,577	5,066	(1,489)	(29.4)
Properties and equipment, net	10,967	9,758	1,209	12.4

_______
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


Deposits. During the year ended September 30, 2004, deposits increased $41.8 million. The following table details the sources of that growth:
	At September 30,		Increase (decrease)

	2004	2003	Amount	Percent

	(dollars in thousands)

Savings deposits	$ 25,453	$ 24,423	$ 1,030	4.2%
Demand deposits	153,409	131,778	21,631	16.4
Certificates of deposit	164,225	145,072	19,153	13.2
Total deposit accounts	$343,087	$301,273	$41,814	13.9%

Demand deposits increased $21.6 million during the year ended September 30, 2004, and accounted for 51.7% of the $41.8 million in total deposit growth. Noninterest-bearing demand deposits grew $2.9 million and interest-bearing demand deposits grew $18.7 million. Certificates of deposit grew $19.2 million during the year ended September 30, 2004.

Borrowings. We use borrowings from the FHLB of Seattle as an alternative funding source to deposits to manage funding costs, reduce interest rate risk and to leverage the balance sheet. The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income. The FHLB of Seattle provides term borrowings at competitive interest rates and terms ranging from overnight to 30 years. Total borrowings at September 30, 2004 were $122.8 million, an increase of $26.3 million, or 27.2%, from September 30, 2003.

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

  an increase of $671,000 in net interest income; and

  an decrease of $2.2 million in noninterest income.

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


Interest and Dividend Income. Total interest and dividend income increased $616,000 for the year ended September 30, 2004. The following table compares detailed average earning asset balances, associated yields and resulting change in interest and dividend income for the years ended September 30, 2004 and 2003:
	Year Ended September 30,
	2004		2003		Increase/ (Decrease) in Interest and Dividend Income from 2003
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Loans receivable, net	$382,947	6.21%	$352,124	6.81%	$ (211)
Loans held for sale	2,910	5.79	3,721	5.99	(55)
Investment securities, available for sale, including interest- bearing deposits in other banks	14,690	1.77	14,842	2.03	(42)
Mortgage-backed securities	58,076	5.23	33,893	6.02	998
FHLB stock	6,761	4.11	5,841	6.03	(74)
Total interest-earning assets	$465,384	5.91%	$410,421	6.55%	$ 616

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

Interest Expense. Total interest expense for the year ended September 30, 2004 was $9.7 million, a decrease of $55,000 from the prior fiscal year. The following table details average balances, cost of funds and resulting change in interest expense for the years ended September 30, 2004 and 2003:
	Year Ended September 30,
	2004		2003		Increase/ (Decrease) in Interest Expense from 2003
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Savings deposits	$ 24,431	0.25%	$ 24,354	0.43%	$(44)
Interest-bearing demand deposits	83,364	0.27	70,956	0.27	34
Money market deposits	33,319	0.70	33,159	0.73	(10)
Certificates of deposit	153,280	2.89	139,254	3.26	(105)
FHLB advances	115,197	4.08	102,173	4.53	70
Total interest-bearing liabilities	$409,591	2.36%	$369,896	2.62%	$(55)


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
	At or For the Year Ended September 30,
	2004	2003

	(dollars in thousands)

Provision for loan losses	$900	$615
Net charge-offs	116	147
Allowance for loan losses	2,637	1,853
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.67%	0.49%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	432.30%	1,393.23%
Nonperforming loans	610	133
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.16%	0.04%
Total loans, net	392,634	361,666

During fiscal 2001, 2002 and 2003, we worked through the collection process on several one- to four-family residential construction loans and a large single-family residential loan resulting in total charge-offs of approximately $900,000. We increased our provision for loan losses for the year ended September 30, 2004 compared to the prior year in connection with the unseasoned nature of our loan portfolio that resulted from a record volume of refinanced mortgage loans. Total loan originations were $190.4 million and $361.7 million during the years ended September 30, 2004 and 2003, respectively. In management's judgment, this resulted in an increase in the level of unseasoned loans within the loan portfolio thereby increasing the inherent risk of loss to Home Federal. In addition, during the fiscal year ended September 30, 2004, management revised the estimated loss ratios of several loan categories to better reflect the Company's actual loss history. Industry or peer loss rates were used if Home Federal did not have a meaningful history of losses. As a result, management increased the general allowance to allow for the additional inherent risk of the loan portfolio.

Noninterest Income. Noninterest income decreased $2.2 million, or 19.7%, during the year ended September 30, 2004 from the prior year. The following table provides a detailed analysis of the changes in components of noninterest income:
	Year Ended September 30,		Increase (decrease)

	2004	2003	Amount	Percent

	(dollars in thousands)

Service fees and charges	$8,072	$ 8,120	$ (48)	(0.6)%
Gain on sale of loans	375	1,044	(669)	(64.1)
Increase in cash surrender value of bank owned life insurance	493	601	(108)	(18.0)
Mortgage servicing rights, net	22	1,370	(1,348)	(98.4)
Other	20	53	(33)	(62.3)
Total noninterest income	$8,982	$11,188	$(2,206)	(19.7)%


Gain on sale of loans decreased $669,000 in fiscal 2004 as a result of a $93.9 million decrease in loans sold on the secondary market. Residential loan sales for fiscal 2004 amounted to $67.6 million, compared to $164.3 million for fiscal 2003.

Noninterest Expense. Noninterest expense decreased $309,000, or 1.6%, to $18.6 million from the prior fiscal year. The following table provides a detailed analysis of the changes in components of noninterest expense:
	Year Ended September 30,		Increase (decrease)

	2004	2003	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$10,553	$10,980	$(427)	(3.9)%
Occupancy and equipment	2,778	2,909	(131)	(4.5)
Data processing	1,549	1,366	183	13.4
Advertising	1,060	1,256	(196)	(15.6)
Other	2,636	2,374	262	11.0
Total noninterest expense	$18,576	$18,885	$(309)	(1.6)%

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


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
	Year Ended September 30,

	2005			2004			2003

	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

	(dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$419,940	$25,788	6.14%	$382,947	$23,768	6.21%	$352,124	$23,979	6.81%
Loans held for sale	2,518	146	5.80	2,910	168	5.79	3,721	223	5.99
Investment securities, including interest- bearing deposits in other banks	14,972	313	2.09	14,690	260	1.77	14,842	302	2.03
Mortgage-backed securities	160,780	7,633	4.75	58,076	3,038	5.23	33,893	2,040	6.02
Federal Home Loan Bank stock	8,480	30	0.35	6,761	278	4.11	5,841	352	6.03
Total interest-earning assets	606,690	33,910	5.59	465,384	27,512	5.91	410,421	26,896	6.55
Noninterest earning assets	39,101			39,418			33,985
Total average assets	$645,791			$504,802			$444,406

Interest-bearing liabilities:
Savings deposits	$25,633	$ 51	0.20	$ 24,431	$ 60	0.25	$ 24,354	$ 104	0.43
Interest-bearing demand deposits	104,972	298	0.28	83,364	228	0.27	70,956	194	0.27
Money market accounts	36,061	394	1.09	33,319	232	0.70	33,159	242	0.73
Certificates of deposit	181,015	5,545	3.06	153,280	4,435	2.89	139,254	4,540	3.26
Total deposits	347,681	6,288	1.81	294,394	4,955	1.68	267,723	5,080	1.90
Federal Home Loan Bank advances	153,443	5,943	3.87	115,197	4,695	4.08	102,173	4,625	4.53
Total average interest- bearing liabilities	501,124	12,231	2.44	409,591	9,650	2.36	369,896	9,705	2.62
Noninterest-bearing liabilities	51,786			50,476			33,769
Total average liabilities	552,910			460,067			403,665
Average equity	92,881			44,735			40,741
Total liabilities and equity	$645,791			$504,802			$444,406

Net interest income		$21,679			$17,862			$17,191
Interest rate spread		3.15%			3.55%			3.93%
Net interest margin (2)		3.57%			3.84%			4.19%
Ratio of average interest- earning assets to average interest-bearing liabilities		121.07%			113.62%			110.96%

_____________
(1)    Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
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

	At September 30,	Year Ended September 30,
	2005	2005	2004	2003

Weighted average yield on:
Loans receivable, net	6.12%	6.14%	6.21%	6.81%
Loans held for sale	5.81	5.80	5.79	5.99
Investment securities, including interest-bearing deposits in other banks	3.78	2.09	1.77	2.03
Mortgage-backed securities	4.77	4.75	5.23	6.02
Federal Home Loan Bank stock	0.00	0.35	4.11	6.03
Total interest-earning assets	5.61	5.59	5.91	6.55

Weighted average rate paid on:
Savings deposits	0.20	0.20	0.25	0.43
Interest-bearing demand deposits	0.31	0.28	0.27	0.27
Money market accounts	1.26	1.09	0.70	0.73
Certificates of deposit	3.41	3.06	2.89	3.26
Total deposits	2.14	1.81	1.68	1.90
Federal Home Loan Bank advances	3.96	3.87	4.08	4.53
Total interest-bearing liabilities	2.75	2.44	2.36	2.62

Interest rate spread (spread between weighted average rate on all interest- earning assets and all interest-bearing liabilities)	2.86	3.15	3.55	3.93

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.57	3.84	4.19


Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.
	Year Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease) Due to			Year Ended September 30, 2004 Compared to September 30, 2003 Increase (Decrease) Due to

	Rate	Volume	Total	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$(248)	$2,268	$2,020	$(31,919)	$31,708	$(211)
Loans held for sale	--	(22)	(22)	(7)	(48)	(55)
Investment securities, including interest-bearing deposits in other banks	48	5	53	(39)	(3)	(42)
Mortgage-backed securities	(254)	4,849	4,595	(225)	1,223	998
Federal Home Loan Bank stock	(344)	96	(248)	(145)	71	(74)
Total net change in income on interest-earning assets	$(798)	$7,196	$6,398	$(32,335)	$32,951	$616

Interest-bearing liabilities:
Savings deposits	$ (12)	$ 3	$ (9)	$ (44)	$ --	$ (44)
Interest-bearing demand deposits	9	61	70	--	34	34
Money market accounts	142	20	162	(11)	1	(10)
Certificates of deposit	272	838	1,110	(932)	827	(105)
Total deposits	411	922	1,333	(987)	862	(125)
Federal Home Loan Bank advances	(219)	1,467	1,248	(248)	318	70
Total net change in expense on interest-bearing liabilities	$192	$2,389	$2,581	$(1,235)	$1,180	$ (55)
Total change in net interest income			$3,817			$671


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

  economic conditions;

  interest rate outlook;

  asset/liability mix;

  interest rate risk sensitivity;

  current market opportunities to promote specific products;

  historical financial results;

  projected financial results; and

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

How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a monthly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market


interest rates. Our historical deposit decay rates were used, which are substantially lower than market decay rates. In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2005 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
	Net Portfolio Value ("NPV")			Net Portfolio as % of Portfolio Value of Assets

Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value

	(dollars in thousands)

300	$54,839	$(27,126)	(33.09)%	8.82%	(3.47)%	$621,582
200	63,855	(18,110)	(22.09)	10.03	(2.26)	636,532
100	75,525	(6,440)	(7.86)	11.54	(0.75)	654,350
Base	81,965	--	--	12.29	--	667,217
-100	92,528	10,563	12.89	13.52	1.23	684,470
-200	91,518	9,553	11.65	13.25	0.96	690,594
-300	87,893	5,928	7.23	12.66	0.37	694,309

Pre-Shock NPV Ratio				12.29
Post-Shock NPV Ratio				10.03
Static Sensitivity Measure - decline in NPV Ratio				2.26

Policy Maximum				3.00

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


The following table illustrates the change in net interest income at September 30, 2005 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point Change in Rates	Net Interest Income
	Amount	$ Change (1)	% Change

	(dollars in thousands)

300	$20,132	$(1,063)	(5.01)%
200	20,411	(784)	(3.70)
100	20,732	(463)	(2.18)
Base	21,195	--	Base
-100	20,824	(371)	(1.75)
-200	20,047	(1,148)	(5.41)
-300	18,450	(2,745)	(12.95)

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Item I. Business - Lending Activities." At September 30, 2005, the total approved loan origination commitments outstanding amounted to $21.2 million. At the same date, unused lines of credit were $25.0 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $107.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial


institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Home Federal. In addition, we had the ability at September 30, 2005 to borrow an additional $79.3 million from the FHLB of Seattle as a funding source to meet commitments and for liquidity purposes.

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

Contractual Obligations

Through the normal course of operations, we have entered into certain contractual obligations. Our obligations generally relate to funding of operations through deposits and borrowings as well as leases for premises. Lease terms generally cover a five-year period, with options to extend, and are non-cancelable.

At September 30, 2005, scheduled maturities of contractual obligations were as follows:

	Within 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total Balance

	(in thousands)

Certificates of Deposit	$107,381	$ 80,862	$ 8,968	$ 254	$197,465
FHLB advances	33,279	72,811	44,142	25,700	175,932
Operating leases	391	668	595	597	2,251
Total contractual obligations	$141,051	$154,341	$53,705	$26,551	$375,648

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


The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2005:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$12,533
Adjustable rate	7,367
Undisbursed balance of loans closed	15,871
Unused lines of credit	25,046
Commercial letters of credit	69
Total	$60,886

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity capital was $80.5 million at September 30, 2005, or 12.0%, of total assets on that date. As of September 30, 2005, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2005 were as follows: Tier 1 capital 12.0%; Tier 1 (core) risk-based capital 19.8%; and total risk-based capital 20.5%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "Item I. Business - How We Are Regulated -Federal Regulation of Savings Institutions - Capital Requirements."

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


Decreases in cash flows expected to be collected should be recognized as impairment. The SOP prohibits "carrying over" or creation of valuation allowance in the initial accounting of all loans acquired in a transfer. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have any impact on the Company's current financial condition or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. To enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle be retrospectively applied. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on the Company's consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY

Home Federal Bancorp, Inc. was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank. On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, 8,979,246 shares were issued to Home Federal MHC, the mutual holding company parent of the Company, and an additional 146,004 shares were issued to the Home Federal Foundation, Inc. (the "Foundation"). Based upon the foregoing, the Audited Consolidated Financial Statements filed as a part of this annual report for periods prior to December 6, 2004,


are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation.

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of September 30, 2005 and 2004	73
Consolidated Statements of Income For the Years Ended
September 30, 2005, 2004, and 2003	74
Consolidated Statements of Stockholders' Equity For the
Years Ended September 30, 2005, 2004 and 2003	75
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2005, 2004 and 2003	76
Notes to Consolidated Financial Statements	78


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying consolidated statements of financial condition of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2005 and 2004, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. and Subsidiary as of September 30, 2005 and 2004, and the results of their operations and cash flows for each of three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington
December 8, 2005


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)	September 30, 2005	September 30, 2004
ASSETS
Cash and amounts due from depository institutions	$ 19,033	$215,663
Mortgage-backed securities available for sale, at fair value	14,830	871
Mortgage-backed securities held to maturity, at cost	180,974	96,595
Federal Home Loan Bank stock, at cost	9,591	7,317
Loans receivable, net of allowance for loan losses of $2,882
and $2,637	430,944	392,634
Loans held for sale	5,549	3,577
Accrued interest receivable	2,458	2,019
Property and equipment, net	11,995	10,967
Mortgage servicing rights, net	2,671	3,152
Bank owned life insurance	10,099	10,052
Real estate and other property owned	534	113
Other assets	899	907
TOTAL ASSETS	$689,577	$743,867

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 46,311	$ 29,650
Interest-bearing demand deposits	127,330	123,759
Savings deposits	25,219	25,453
Certificates of deposit	197,465	164,225
Total deposit accounts	396,325	343,087
Advances by borrowers for taxes and insurance	3,898	3,716
Interest payable	1,670	1,420
Deferred compensation	3,049	2,463
Federal Home Loan Bank advances	175,932	122,797
Deferred income tax liability	1,205	2,264
Other liabilities	6,131	223,023
Total liabilities	588,210	698,770
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	149	-
Sept. 30, 2005 - 15,208,750 issued, 14,910,658 outstanding
Sept. 30, 2004 - none issued and outstanding
Additional paid-in capital	56,115	-
Retained earnings	49,818	45,099
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,550)	-
Accumulated other comprehensive loss	(165)	(2)
Total stockholders' equity	101,367	45,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$689,577	$743,867

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)	Year Ended September 30,
	2005	2004	2003

Interest and dividend income:
Loan interest	$25,934	$23,936	$24,202
Investment interest	313	260	302
Mortgage-backed security interest	7,633	3,038	2,040
Federal Home Loan Bank dividends	30	278	352
Total interest and dividend income	33,910	27,512	26,896
Interest expense:
Deposits	6,288	4,955	5,080
Federal Home Loan Bank advances	5,943	4,695	4,625
Total interest expense	12,231	9,650	9,705
Net interest income	21,679	17,862	17,191
Provision for loan losses	456	900	615
Net interest income after provision for loan losses	21,223	16,962	16,576
Noninterest income:
Service charges and fees	8,274	7,401	7,516
Gain on sale of loans	382	375	1,044
Increase in cash surrender value of bank owned life insurance	343	493	601
Loan servicing fees	672	671	604
Mortgage servicing rights, net	(480)	22	1370
Other	937	20	53
Total noninterest income	10,128	8,982	11,188
Noninterest expense:
Compensation and benefits	12,636	10,553	10,980
Occupancy and equipment	2,765	2,778	2,909
Data processing	1,616	1,549	1,366
Advertising	1,147	1,060	1,256
Postage and supplies	785	805	778
Professional services	905	433	402
Insurance and taxes	341	434	370
Charitable contribution to Foundation	1,825	-	-
Other	1,138	964	824
Total noninterest expense	23,158	18,576	18,885
Income before income taxes	8,193	7,368	8,879
Income tax expense	2,910	2,684	3,423
NET INCOME	$ 5,283	$ 4,684	$ 5,456

Earnings per common share:
Basic	$ 0.36	nm (1)	nm (1)
Diluted	$ 0.36	nm (1)	nm (1)
Weighted average number of shares outstanding:
Basic	14,696,071	nm (1)	nm (1)
Diluted	14,702,084	nm (1)	nm (1)

(1)  Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Sept. 30, 2002	-	$ -	$ -	$34,959	$ -	$ 2	$ 34,961
Comprehensive income:
Net income				5,456			5,456
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(18)	(18)
Comprehensive income:							5,438
Balance at Sept. 30, 2003	-	-	-	40,415	-	(16)	40,399

Comprehensive income:
Net income				4,684			4,684
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						14	14
Comprehensive income:							4,698
Balance at Sept. 30, 2004	-	-	-	45,099	-	(2)	45,097

Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share) (1)				(564)			(564)

Comprehensive income:
Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,283	$ 4,684	$ 5,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,615	1,658	1,625
Net amortization (accretion) of premiums and discounts on investments	(43)	(23)	51
(Gain) loss on sale of fixed assets and repossessed assets	(367)	40	(47)
Loss on sale of securities available for sale	11	39	37
Income from death benefits on bank owned life insurance	(456)	-	-
ESOP shares committed to be released	615	-	-
Non-cash contribution to Foundation	1,460	-	-
Provision for losses	456	900	615
Federal Home Loan Bank stock dividend	(30)	(278)	(352)
Deferred compensation expense	586	661	885
Net deferred loan fees	(153)	(289)	(989)
Provision (benefit) for deferred income taxes	(951)	(225)	665
Net gain on sale of loans	(456)	(376)	(1,044)
Proceeds from sale of loans held for sale	59,441	70,803	164,390
Originations of loans held for sale	(60,946)	(68,938)	(155,690)
Impairment of mortgage servicing rights	300	156	249
Net increase in value of bank owned life insurance	(343)	(430)	(808)
Change in assets and liabilities:
Interest receivable	(439)	(435)	94
Other assets	131	(265)	(1,307)
Interest payable	250	481	554
Other liabilities	3,949	(1,015)	(2,097)
Net cash provided by operating activities	9,913	7,148	12,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	21,749	12,246	23,969
Purchase of mortgage-backed securities held to maturity	(106,062)	(84,394)	(4,120)
Proceeds from sale and maturity of mortgage-backed securities available for sale	4,997	117	-
Purchase of mortgage-backed securities available for sale	(19,261)	(991)	-
Purchase of securities available for sale	-	-	(60,000)
Proceeds from sale of securities available for sale	-	5,429	57,000
Purchases of property and equipment	(2,802)	(2,953)	(1,400)
Purchase of Federal Home Loan Bank stock	(2,244)	(506)	(915)
Loan originations and principal collections, net	(39,274)	(21,127)	(53,665)
Proceeds from disposition of property and equipment	562	79	495
Proceeds from death benefits on bank owned life insurance	752	-	-
Proceeds from sale of repossessed assets	223	436	584
Net cash used in investing activities	(141,360)	(91,664)	(38,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	53,238	41,814	21,486
Net decrease in advances by borrowers for taxes and insurance	182	163	592
Proceeds from Federal Home Loan Bank advances	260,950	178,299	35,650
Repayment of Federal Home Loan Bank advances	(207,815)	(152,028)	(30,131)
Stock subscription orders received (refunded)	(220,813)	220,813	-
Capitalization of Home Federal MHC	(50)	-	-
Dividends paid	(564)	-	-
Repurchase of common stock	(3,902)	-	-
Net proceeds from stock issuance	53,591	-	-
Net cash (used in) provided by financing activities	(65,183)	289,061	27,597


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)	Year Ended September 30,
	2005	2004	2003
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(196,630)	204,545	1,832
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	215,663	11,118	9,286
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 19,033	$215,663	$ 11,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 11,988	$ 9,170	$ 9,151
Income taxes	3,650	3,416	1,654

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	790	512	294
Fair value adjustment to securities available for sale, net of taxes	(163)	14	(18)

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business and Reorganization:
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

Principles of Consolidation:
 The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiary, Idaho Home Service Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements:
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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation of mortgage servicing assets. In connection with the determination of the allowance for loan losses and valuation of other real estate owned, management generally obtains appraisals for significant properties. Management also obtains an annual independent appraisal for the value of the mortgage servicing assets.

Management believes that the allowance for loan losses is adequate and the valuation of other real estate owned and mortgage servicing assets is proper. While management uses currently available information to recognize losses on loans, other real estate owned, and impairment of mortgage servicing assets, future additions to the allowance and future impairments may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the valuation of other real estate owned and mortgage servicing assets. Such agencies may require the


Company to recognize additions to the allowance or an impairment on other real estate owned or mortgage servicing assets based on their judgments of information available to them at the time of their examination.

Cash and Cash Equivalents:
 For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the statement of financial condition caption cash and amounts due from depository institutions. Cash and cash equivalents, including interest-bearing deposits are on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. The Company evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Cash on Hand and in Banks:
 The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2005 and 2004 was $687,000 and $1.2 million, respectively.

Securities Held to Maturity:
 Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using methods that approximate the interest method over the period to maturity. Securities held to maturity consists only of mortgage-backed securities.

Securities Available for Sale:
 Available for sale securities consist of mortgage-backed securities, which are not classified as trading securities or as held to maturity securities.

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

Federal Home Loan Bank Stock:
 FHLB stock is a required investment for institutions that are members of the FHLB. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition.

During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock may be redeemed at cost, but is restricted as to purchase and sale. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. As of September 30, 2005, the Bank held only class B(1) stock.

Loans Held for Sale:
 Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans Receivable and Allowance for Loan Losses:
The Bank grants commercial, real estate, and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate and residential real estate loans made primarily to borrowers in Idaho. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate market and/or general economic conditions in the Bank's market area.

Loans are stated at the amount of unpaid principal, adjusted for deferred loan fees and related costs and an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest income is accrued on the unpaid balance. Loan origination fees, net of


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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for nonhomogeneous loan types and larger balance homogeneous loan types by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

An allowance for possible losses is maintained at a level deemed by management to be adequate to provide for potential loan losses through charges to operating expense. The allowance is based upon a periodic review of loans which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations that may affect the borrower's ability to pay, and an evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

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

Property and Equipment:
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

Mortgage Servicing Rights:
 The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market interest rates. For purposes of measuring impairment, the rights are stratified based on loan type, size, note rate, date of origination, and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value. The Company utilizes an independent third party to assess the fair value of the servicing rights.

Income Taxes:
 Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement No. 109, Accounting for Income Taxes. Under this method, a deferred


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

The components of other comprehensive income and related tax effects are as follows:
	Year Ended September 30,
	2005	2004	2003

	(in thousands)
Unrealized holding gain (loss) on available for sale securities	$ (282)	$ 63	$ 7
Reclassification adjustment for gain (loss) realized in income	(11)	(39)	(37)

Net unrealized gain (loss)	(271)	24	(30)
Tax effect	108	(10)	12

Unrealized gain (loss) after tax	$(163)	$ 14	$(18)

Advertising Costs:
 Advertising costs are charged to operations when incurred. Advertising expense for the years ended September 30, 2005, 2004, and 2003, was $1.1 million, $1.1 million and $1.3 million respectively.

Recent Accounting Pronouncements:
 In December 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. Provisions of the SOP limit the yield that may be accreted to the excess of the investor's estimate at acquisition of expected cash flows to be collected over the investor's initial investment in the loan. Additionally, the SOP prohibits the recognition of this excess as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected are generally to be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. The SOP prohibits "carrying over" or creation of valuation allowance in the initial accounting of all loans acquired in a transfer. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have any impact on the Company's current financial condition or results of operations.

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


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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. To enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principle be retrospectively applied. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have any impact on the Company's consolidated financial condition or results of operations.

Stock-Based Compensation:

At September 30, 2005, the Company had one stock option plan, which is described further in Note 9. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividends

At September 30, 2005	3.98%	5.50	14.96%	3.03%	1.97%
At September 30, 2004 (1)	N/A	N/A	N/A	N/A	N/A
At September 30, 2003 (1)	N/A	N/A	N/A	N/A	N/A

________
(1) The 2005 Stock Option and Incentive Plan was approved by stockholders on June 23, 2005.


The weighted average grant-date fair value for 2005 was $2.08. If the accounting provisions of the SFAS No. 123 had been adopted, net income would have been reduced to the following pro forma amounts:

	Year Ended September 30,

	2005	2004	2003

	(in thousands, except per share amounts)

Net income as reported	$5,283	$4,684	$5,456
Deduct: Stock based compensation expense determined under fair value based method for all options, net of related tax benefit	41	N/A	N/A
Pro forma net income	$5,242	$4,684	$5,456
Earnings per common share - basic:
As reported	$ 0.36	nm (1)	nm (1)
Pro forma	0.36	nm (1)	nm (1)
Earnings per common share - fully diluted:
As reported	0.36	nm (1)	nm (1)
Pro forma	0.36	nm (1)	nm (1)
________________
(1) Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

Employee Stock Ownership Plan (ESOP):
 The Company accounts for its ESOP in accordance with the AICPA Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. Dividends on allocated shares are recorded as a reduction of additional paid in capital and paid to plan participants or distributed to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt or accrued interest.

Reclassifications:
 Certain reclassifications have been made to prior year's financial statements in order to conform with the current year presentation. The reclassifications had no effect on previously reported net income or equity.


Note 2 - Securities

Mortgage-backed securities available for sale consisted of the following:
	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$15,105	$--	$(275)	$14,830

	September 30, 2004
Agency mortgage-backed securities	$ 874	$--	$ (3)	$ 871

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	September 30, 2005
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 713	$ 696
Due after ten years	14,392	14,134
Total	$15,105	$14,830

For the years ended September 30, 2005, 2004, and 2003, proceeds from sales of securities available for sale amounted to $935,000, $5.4 million and $57.0 million respectively. Gross realized losses for the years ended September 30, 2005 and 2004 were $11,000, $39,000 and $37,000 respectively, which were included in other noninterest income on the Consolidated Statement of Income.

Mortgage-backed securities held to maturity consisted of the following:
	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$177,336	$ 323	$(2,607)	$175,052
Non-agency mortgage-backed securities	3,638	--	(77)	3,561
Total	$180,974	$ 323	$(2,684)	$178,613

	September 30, 2004
Agency mortgage-backed securities	$ 96,595	$1,215	$ (284)	$ 97,526


The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	September 30, 2005
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 5	$ 5
Due after one year through five years	1,768	1,823
Due after five years through ten years	7,426	7,227
Due after ten years	171,775	169,558
Total	$180,974	$178,613

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2005 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$ 14,830	$ (275)	$ --	$ --	$ 14,830	$ (275)
Mortgage-backed
securities, held to
maturity	133,659	(2,252)	11,803	(432)	145,462	(2,684)
Total	$148,489	$(2,527)	$11,803	$(432)	$160,292	$(2,959)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of September 30, 2005, the Bank had pledged mortgage-backed securities with an amortized cost of $121.3 million and a fair value of $119.3 million as collateral for advances at the FHLB of Seattle. The Company has also pledged a mortgage-backed security with an amortized cost of $3.6 million and a fair value of $3.5 million as collateral for a $1.5 million extension of credit from the Bank.


Note 3 - Loans Receivable

Loans receivable are summarized as follows:

	September 30,
	2005	2004

	(in thousands)
Real Estate Loans
One-to four-family residential	$252,126	$242,818
Multi-family residential	5,454	6,265
Commercial	116,432	93,575
Total real estate loans	374,012	342,658

Real Estate Construction Loans
One-to four-family residential	14,421	7,207
Multi-family residential	1,427	834
Commercial and land development	7,470	11,151
Total real estate construction loans	23,318	19,192

Consumer Loans
Home equity lines of credit	28,558	27,351
Automobile and RV	4,576	3,838
Other consumer	1,530	1,949
Total consumer loans	34,664	33,138

Commercial/business loans	2,759	1,363
	434,753	396,351
Less:
Deferred loan fees	927	1,080
Allowance for loan losses	2,882	2,637
Loans receivable, net	$430,944	$392,634

The majority of residential mortgage loans are pledged as collateral for Federal Home Loan Bank borrowings (Note 7).


The contractual maturity of loans receivable at September 30, 2005, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.
	Within 1 Year	One Year To 5 Years	After 5 Years	Total

	(in thousands)
Real estate:
One- to four-family residential	$ 70	$ 2,437	$249,619	$252,126
Multi-family residential	--	6	5,448	5,454
Commercial	2,796	7,061	106,575	116,432
Total real estate	2,866	9,504	361,642	374,012

Real estate construction:
One- to four-family residential	8,920	456	5,045	14,421
Multi-family residential	--	--	1,427	1,427
Commercial and land development	970	422	6,078	7,470
Total real estate construction	9,890	878	12,550	23,318

Consumer:
Home equity lines of credit	--	156	28,402	28,558
Automobile and RV	80	3,083	1,413	4,576
Other consumer	799	712	19	1,530
Total consumer	879	3,951	29,834	34,664

Commercial business	1,807	484	468	2,759

Total loans receivable	$15,442	$14,817	$404,494	$434,753

The interest rates on loans at September 30, 2005, fall into the following fixed and variable components (in thousands):
Fixed rates	$235,103
Variable rates	199,650
Total loans receivable	$434,753

An analysis of the changes in the allowance for loan losses is as follows:
	Year Ended September 30,

	2005	2004	2003

	(in thousands)

Beginning balance	$2,637	$1,853	$1,385
Provision for loan losses	456	900	615
Charge offs	(234)	(136)	(154)
Recoveries	23	20	7
Ending balance	$2,882	$2,637	$1,853

At September 30, 2005, 2004 and 2003, the Company's did not have any impaired loans. The average investment in impaired loans was approximately $152,000, $93,000 and $25,000 during the years ended September 30, 2005, 2004 and 2003, respectively. No interest income was recognized on impaired loans as of September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, 2004, and 2003, the Company had no accruing loans that are contractually past due 90 days or more. The Company is not committed to lend additional funds to debtors whose loans have been modified.


Note 4 - Mortgage Servicing Rights

Loans serviced for outside investors are not included in the consolidated statements of financial condition. The unpaid principal balances of loans serviced at September 30, 2005 and 2004 were $242.3 million and $257.0 million, respectively.

The following summarizes capitalized mortgage servicing rights activity:
	Year Ended September 30,

	2005	2004	2003

	(in thousands)

Beginning balance	$3,152	$3,130	$1,760
Capitalized	440	741	2,762
Amortization	(621)	(563)	(1,143)
Impairment	(300)	(156)	(249)
Ending balance	$2,671	$3,152	$3,130

The fair value of these servicing rights approximated the carrying value at September 30, 2005, 2004 and 2003. At September 30, 2005, 2004, and 2003, the fair value of servicing rights was determined by an independent valuation.

Note 5 - Properties and Equipment

Properties and equipment at September 30, 2005 and 2004 are summarized as follows:

	September 30,
	2005	2004

	(in thousands)

Land	$ 2,634	$ 1,627
Buildings and leasehold improvements	9,307	7,975
Construction in progress	802	1,733
Furniture and equipment	9,005	8,855
Automobiles	166	203
Total cost	21,914	20,393
Less accumulated depreciation and amortization	(9,919)	(9,426)
Net book value	$11,995	$10,967

During the year ended September 30, 2005, the Company sold a former branch. The net book value of the branch and related assets sold was $145,000 and resulted in a $386,000 gain. During the year ended September 30, 2004, the Company closed one branch. Assets disposed of relating to the closing of the branch totaled approximately $121,000 and resulted in total losses of $47,000.

Repairs and maintenance are charged against income as incurred; major renewals and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2005, 2004, and 2003, was $1.6 million, $1.7 million and $1.6 million, respectively.


Note 6 - Deposit Accounts

Deposit information at September 30 is as follows:
	Weighted Average Interest Rate	September 30, 2005	Weighted Average Interest Rate	September 30, 2004
	(dollars in thousands)

Savings deposits	0.20%	$ 25,219	0.20%	$ 24,453
Demand deposits	0.40%	173,641	0.36%	153,409
		198,860		178,862

Certificates of deposit	0.00-0.99%	1,803	0.00-0.99%	19,880
	1.00-1.99%	10,287	1.00-1.99%	28,083
	2.00-2.99%	56,343	2.00-2.99%	47,906
	3.00-3.99%	89,955	3.00-3.99%	48,835
	4.00-4.99%	20,437	4.00-4.99%	17,247
	5.00-5.99%	18,412	5.00-5.99%	1,184
	6.00-6.99%	228	6.00-6.99%	1,090
Total Certificates of deposit		197,465		164,225

Total deposits		$396,325		$343,087

Scheduled maturities of certificates of deposits are as follows:
	September 30,
	2005	2004

	(in thousands)

2005	$ -	$ 68,609
2006	107,381	59,138
2007	62,886	26,750
2008	17,976	8,824
2009	5,911	841
2010	3,057	--
Thereafter	254	63
	$197,465	$164,225

Deposit accounts are insured by the FDIC up to $100,000. At September 30, 2005 and 2004, certificates of deposits of $100,000 or greater were $54.1 million and $34.5 million, respectively.

Interest expense by type of deposit account for the years ended September 30 is summarized as follows:
	Year Ended September 30,

	2005	2004	2003

	(in thousands)

Savings deposits	$ 51	$ 60	$ 104
Demand deposits	692	460	436
Certificates of deposit	5,545	4,435	4,540
Total	$6,288	$4,955	$5,080


Note 7 - Federal Home Loan Bank Advances

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2005 and 2004 were $175.9 million and $122.8 million, respectively, with interest rates ranging from 2.11% to 6.77%.

The Bank's borrowings consisted of the following:
	September 30,
	2005	2004

	(dollars in thousands)
FHLB advances
Maximum outstanding at any month end	$182,000	$136,000
Average outstanding	153,000	115,000

Weighted average interest rates
For the period	3.87%	4.08%
At end of period	3.96%	3.96%

Scheduled maturities of the fixed rate FHLB borrowings were:
	September 30,

	2005		2004
	Average Interest Rates	Amount	Average Interest Rates	Amount

	(dollars in thousands)

2005	--	$ --	3.80%	$ 18,007
2006	3.76%	33,279	3.87	24,935
2007	3.51	38,453	3.51	30,550
2008	3.90	34,358	3.86	14,832
2009	4.08	34,902	3.71	3,073
2010	4.44	9,240	--	--
Thereafter	4.65	25,700	4.64	31,400
Total		$175,932		$122,797

Included in the Bank's borrowing capacity with the FHLB is a cash management advance account. The balance in this account at September 30, 2005 and 2004 was $2.1 million and $-0-, respectively. At September 30, 2005 and 2004, the current interest rates for this account were 4.14% and 2.04%, respectively.

Note 8 - Employee Retirement Plans

401(k) Plan: The Company has a 401(k) retirement plan covering substantially all of its employees. The Company matches 50% of employee contributions up to the employee's first 10% contributed to the Plan. For the years ended September 30, 2005, 2004, and 2003, total Company contributions were $171,000, $141,000 and $124,000 respectively.


Salary Continuation Plan:
 As a supplement to the 401(k) retirement plan, the Company has adopted a Salary Continuation Plan pursuant to agreements with certain officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an officer will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer's average final 36 months base salary. Benefits under the Plan vest over ten years.

Upon early retirement, the Company shall pay the officer the vested accrual balance as of the end of the month prior to the early retirement date. The Company shall pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $1.1 million and $831,000 at September 30, 2005 and 2004, respectively. The amounts recognized in compensation expense were $318,000, $192,000 and $298,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

Deferred Incentive Compensation:
 The Company has deferred incentive compensation agreements with several key members of management and Board of Directors. Under the agreements, the Company is obligated to provide for each such officer and board member or his beneficiaries during a period of fifteen or ten years after the death, disability, or retirement of the officer or board member. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the expected retirement dates of the participants. The Company's liability under the plan is determined annually by taking the participant's base salary for the year times an incentive award percentage, which is based on the Company's return on assets and equity for the year. Benefits under the plan vest over ten years.

The accrued liability for the deferred incentive compensation agreements was $1.3 million and $1.2 million at September 30, 2005 and 2004, respectively. The amounts recognized in compensation expense were $93,000, $230,000 and $340,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

Split Dollar Life Insurance Agreement:
 The Company has entered into agreements with certain directors where the Company provides life insurance coverage for the directors. Under each agreement, the Company will pay for a life insurance policy on the life of each director. The Company owns the cash surrender value of each policy and, by way of a split dollar agreement, has agreed to endorse the death benefits, over and above the cash surrender value, to the beneficiary of the director. The payment of the benefit will come directly from the insurance company to the beneficiary. As the Company has no benefit obligation to the executive, no accruals are required on the Company's financial statements. There are no accrued liabilities recorded associated with this agreement. This agreement was terminated as of October 1, 2004 and replaced by the Director Retirement Plan described below.

Indexed Retirement Plan:
 The Company has entered into agreements with its directors whereby the Company has established an indexed retirement plan. Benefit amounts are based on additional net earnings from bank owned life insurance (BOLI) policies compared to the yield on treasury securities. Benefit payments are not guaranteed because there may not be a positive spread between BOLI earnings and the yield on selected treasury securities. However, life insurance assets have historically generated more net earnings than treasury securities. This Plan was terminated as of October 1, 2004 and replaced by the Director Retirement Plan described below.

The accrued liability for the indexed retirement plan was $336,000 at September 30, 2004. The amounts recognized in compensation expense were $127,000 and $154,000 for the years ended September 30, 2004, and 2003, respectively.

Director Retirement Plan:
 The Company adopted a Director Retirement Plan, effective October 1, 2004, pursuant to agreements with the directors of the Company. Under the Director Retirement Plan, a director will be entitled to a stated annual benefit of $500 for each completed year of service for a period of 15 years upon separation from service. In the event the


director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries.

The accrued liability for the director retirement plan was $453,000 at September 30, 2005. The amount recognized in compensation expense was $120,000 for the year ended September 30, 2005.

Bank Owned Life Insurance:
 The Company has funded its employee benefit plans with BOLI. The cash surrender value of the BOLI was $10.1 million and $10.1 million at September 30, 2005 and 2004, respectively. The Company has annual mortality insurance premiums, which reduce the cash surrender values on the life insurance policies. The potential death benefits as of September 30, 2005 and 2004 were $21.9 million and $22.5 million, respectively.

Note 9 - Stock-Based Compensation

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

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period, and therefore, the fair value of such will be accrued ratably over a five-year period as compensation expense. As of September 30, 2005, no awards had been made pursuant to the Plan. The Company granted restricted stock awards of 253,380 shares to its directors and certain employees on October 3, 2005. The fair market price of the restricted stock awards on the date of grant was $12.70. The Company has an aggregate of 44,712 restricted shares available for future issuance under the RRP.

Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. On July 19, 2005, the Company granted stock options covering 581,278 shares of common stock to certain employees and directors. The options were granted at the then fair market value of $12.20, vest over five years and expire 10 years from the date of grant. The Company has an aggregate of 163,951 stock options available for future issuance under the SOP.

Stock appreciation rights entitle the participant to receive a number of shares or cash or combination thereof. Stock appreciation rights may be related to a stock option or may be granted independently of any stock options granted. As of September 30, 2005, the Company has issued no stock appreciation rights.

Stock option activity is summarized in the following table:
	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 2004	--	$ --
Granted	581,278	12.20
Forfeited	--	--
Exercised	--	--
Outstanding at September 30, 2005	581,278	$12.20


Options outstanding at September 30, 2005 were as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Ave. Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$12.20	9.8	581,278	$12.20	--	$--

Note 10 - Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within stockholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. ESOP compensation expense included in salaries and benefits was $615,000 for the year ended September 30, 2005. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unreleased ESOP Shares	Fair Value of Unreleased Shares	Allocated and Released Shares	Total ESOP shares

ESOP shares issued on December 06, 2004	498,360	$4,983,600	--	498,360
Allocation on September 30, 2005	(49,836)		49,836	--
Balance at September 30, 2005	448,524	$5,696,300	49,836	498,360


Note 11 - Commitments and Contingencies

Lease commitments:
 The Company has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2005. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index. The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows:

Year ending September 30,
(in thousands)
2006	$ 391
2007	351
2008	317
2009	316
2010	279
Thereafter	597
Total	$2,251

Total rent expense for the years ended September 30, 2005, 2004, and 2003, was $388,000, $373,000 and $506,000 respectively. The Company also leases office space to others on a month-to-month basis. Total rental income was $43,000, $36,000 and $29,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

Commitments to extend credit:
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

At September 30, 2005 and 2004, commitments to extend credit were as follows:
	September 30,
	2005	2004

	(in thousands)

Unfunded commitments under lines of credit and letters of credit	$25,115	$20,432
Undisbursed balance of loans closed	15,871	15,288
Commitments to originate loans:
Fixed rate	12,533	10,810
Adjustable rate	7,367	3,373
Total commitments	$60,886	$49,903


Most of the Bank's business activity is with customers located in the state of Idaho. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank's regulatory capital. As of September 30, 2005 and 2004, the Bank had no individual industry concentrations of credit risk.

In connection with certain asset sales, the Bank typically makes representation and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2005, loans under warranty totaled $239.9 million, which substantially represents the unpaid principal balance of the Company's loans serviced for other portfolio. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

Note 12 - Related Party Transactions

In the normal course of business, the Company makes loans to its executive officers, directors, and companies affiliated with these individuals. It is management's opinion that loans to the Company's officers and directors have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and have not involved more than normal risk of collectibility. An analysis of activity with respect to loans receivable from directors, executive officers, and their affiliates is as follows:
	September 30,
	2005	2004

	(in thousands)

Beginning balance	$ 931	$ 973
Principal advances	216	537
Principal repayments	(160)	(579)
Balance, end of year	$ 987	$ 931

The Company also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated parties. The aggregate dollar amounts of these deposits were $1.8 million and $1.5 million at September 2005 and 2004, respectively.

Note 13 - Capital Requirement

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2005, the Bank meets all of the capital adequacy requirements to which it is subject.


The actual and required minimum capital amounts and ratios are presented in the following table:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Year Ended September 30, 2005

Total risk-based capital (to risk-weighted assets)	$83,178	20.46%	$32,518	> 8.0%	$40,648	> 10.0%
Tier 1 (core) capital	80,373	12.00	26,794	> 4.0	33,493	> 5.0
Tangible capital (to tangible assets)	80,373	12.00	13,397	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	80,296	19.75	16,259	> 4.0	24,389	> 6.0

Year Ended September 30, 2004

Total risk-based capital (to risk-weighted assets)	$47,334	12.76%	$29,677	> 8.0%	$37,097	> 10.0%
Tier 1 (core) capital	44,784	6.01	29,817	> 4.0	37,271	> 5.0
Tangible capital (to tangible assets)	44,784	6.01	14,908	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	44,784	12.05	14,839	> 4.0	22,258	> 6.0

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to total Tier 1 capital:
	September 30,
	2005	2004

	(in thousands)

Equity	$80,532	$45,097
Other comprehensive income - unrealized (gain) loss on securities	108	2
Mortgage servicing rights, net	(267)	(315)
Total Tier 1 capital	$80,373	$44,784

OTS regulations place certain restrictions on dividends paid by the Bank to the Company. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.


Note 14 - Income Taxes

The components of income tax (benefit) expense consisted of the following:
	Year Ended September 30,
	2005	2004	2003
	(in thousands)

Current	$3,861	$2,909	$2,758
Deferred	(951)	(225)	665
Income tax expense	$2,910	$2,684	$3,423

Deferred income taxes result from timing differences in the recognition of income and expense for income tax and financial reporting purposes.
	Year Ended September 30,
	2005	2004	2003
	(in thousands)

Federal income tax at statutory rates	$2,786	$2,505	$3,019
State income taxes, net of federal benefit	411	370	409
Effect of permanent differences	(287)	(177)	(186)
Other	-	(14)	181
Income tax expense	$2,910	$2,684	$3,423

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following:
	September 30,
	2005	2004
	(in thousands)
Deferred tax asset:
Deferred compensation	$ 1,268	$ 1,025
Unrealized loss on securities available for sale	110	2
Allowance for loan losses	1,199	1,097
Charitable contributions	366	-
Accrued expenses	223	121
Other	129	138
Total deferred tax asset	3,295	2,383
Deferred tax liability:
Fixed asset basis	(570)	(634)
Deferred loan costs	(531)	(458)
Prepaid expenses	(142)	(135)
Mortgage servicing rights	(1,111)	(1,311)
Federal Home Loan Bank stock dividends	(1,960)	(1,947)
Other	(186)	(162)
Total deferred tax liability	(4,500)	(4,647)
Net deferred tax liability	$(1,205)	$(2,264)


Included in retained earnings at September 2005 and 2004 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $900,000 at September 2005 and 2004.

Note 15 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's RRP plan. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted earnings per share for the periods indicated:
	Year Ended September 30,
	2005	2004	2003
	(in thousands, except share data)
Basic earnings per share:
Income available to common shareholders	$ 5,283	$4,684	$5,456
Weighted-average common shares outstanding	14,696,071	nm(1)	nm(1)
Basic earnings per share	$0.36	nm(1)	nm(1)

Diluted earnings per share:
Income available to common shareholders	$ 5,283	$4,684	$5,456
Weighted-average common shares outstanding	14,696,071	nm(1)	nm(1)
Net effect of dilutive stock options	6,013	nm(1)	nm(1)
Net effect of dilutive RRP awards	--	nm(1)	nm(1)
Weighted-average common shares outstanding and common stock equivalents	14,702,084	nm(1)	nm(1)
Diluted earnings per share	$ 0.36	nm(1)	nm(1)

(1) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004.


Note 16 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:
	September 30,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 19,033	$ 19,033	$215,663	$215,663
Mortgage-backed securities available for sale	14,830	14,830	871	871
Mortgage-backed securities held to maturity	180,974	178,613	96,595	97,526

Loans receivable, net	430,944	413,728	392,634	396,601

Federal Home Loan Bank stock	9,591	9,591	7,317	7,317

Financial Liabilities:

Demand and savings deposits	198,860	198,860	178,862	178,862

Certificates of deposit	197,465	195,672	164,225	164,718
Federal Home Loan Bank advances	175,932	173,845	122,797	124,965

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents:
 The carrying amount approximates fair value.

Mortgage-backed securities available for sale and held to maturity:
 The fair values of mortgage-backed securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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


Off-balance-sheet instruments:
 Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower's credit standing. The fair value of the fees at September 30, 2005 and 2004 were insignificant.

Note 17 - Parent Only Financial Information

Home Federal Bancorp, Inc. was formed to serve as the stock holding company for the Bank pursuant to the Bank's mutual holding company reorganization. For periods prior to December 6, 2004, the Audited Consolidated Financial Statements filed as a part of this annual report are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation. The following are the condensed financial statements for Home Federal Bancorp, Inc. (Parent company only):

BALANCE SHEET (In thousands)	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 177
Mortgage-backed securities available for sale, at fair value	6,093
Mortgage-backed securities held to maturity, at cost	14,680
Investment in the Bank	80,532
Other assets	873
TOTAL ASSETS	$102,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$ 988
Stockholders' equity	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,355

STATEMENT OF INCOME (In thousands)	Year Ended September 30, 2005

Income:
Investment interest	$ 24
Mortgage-backed security interest	712
Other income	131
Dividend income from the Bank	--
Total income	867
Expense:
Professional services	207
Charitable contribution to Foundation	1,825
Other	160
Total expense	2,192
Income (loss) before income taxes and equity in undistributed earnings in the Bank	(1,325)
Income tax expense (benefit)	(536)
INCOME (LOSS) OF PARENT COMPANY	(789)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	6,072
NET INCOME	$ 5,283


STATEMENT OF CASH FLOWS (In thousands)	Year Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,283
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(6,072)
Net amortization of premiums on investments	19
Provision for deferred income taxes	(343)
Loss on sale of securities available for sale	11
ESOP shares committed to be released	615
Non-cash contribution to Foundation	1,460
Change in assets and liabilities:
Other assets	(676)
Other liabilities	70
Net cash provided by operating activities	367

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and maturity of mortgage-backed securities held to maturity	1,395
Purchase of mortgage-backed securities held to maturity	(16,080)
Proceeds from sale and maturity of mortgage-backed securities available for sale	2,323
Purchase of mortgage-backed securities available for sale	(8,536)
Loan originations and principal collections, net	(198)
Net cash used in investing activities	(21,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,902)
Investment in subsidiary	(29,469)
Dividends paid	(564)
Intercompany borrowing, net	1,300
Capitalization of Home Federal MHC	(50)
Net proceeds from stock issuance	53,591
Net cash provided by financing activities	20,906
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	177
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	--
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 177


Note 18 - Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005

Interest and dividend income	$7,675	$8,407	$8,748	$9,080
Interest expense	2,686	2,913	3,133	3,499
Net interest income	4,989	5,494	5,615	5,581
Provision for loan losses	59	236	161	--
Non-interest income	2,217	2,641	2,692	2,578
Non-interest expense	7,057	5,193	5,546	5,362
Income before income taxes	90	2,706	2,600	2,797
Income tax expense	16	1,032	802	1,060

Net income	$ 74	$1,674	$1,798	$1,737

Basic earnings per share (1)	$ 0.00	$ 0.11	$ 0.12	$ 0.12

Diluted earnings per share (1)	$ 0.00	$ 0.11	$ 0.12	$ 0.12

	Quarter Ended
	December 31, 2003 (2)	March 31, 2004 (2)	June 30, 2004 (2)	September 30, 2004 (2)
Interest and dividend income	$6,532	$6,685	$6,884	$7,411
Interest expense	2,329	2,353	2,391	2,577
Net interest income	4,203	4,332	4,493	4,834
Provision for loan losses	300	300	300	--
Non-interest income	2,327	2,014	2,616	2,025
Non-interest expense	4,596	4,622	4,721	4,637
Income before income taxes	1,634	1,424	2,088	2,222
Income tax expense	596	509	770	809

Net income	$1,038	$ 915	$1,318	$1,413

Basic earnings per share	nm (3)	nm (3)	nm (3)	nm (3)

Diluted earnings per share	nm (3)	nm (3)	nm (3)	nm (3)

_______
 (1) Quarterly earnings per share varies from annual earnings per share due to rounding.
(2) The Unaudited Interim Consolidated Financial Statements for periods prior to December 6, 2004, are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation.
(3) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. For information regarding the executive officers of the Company, see "Item 1. Business - Executive Officers."


Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Tinstman (Chairman), Hedemark, Schrandt and Stamey. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors designated Director Schrandt as the Audit Committee financial expert, as defined in the SEC's Regulation S-K. On September 8, 2005, the Company announced the retirement of Director Schrandt effective October 31, 2005. Richard J. Navarro has been appointed to the Company's Board of Directors effective November 1, 2005. Mr. Navarro will also serve as the Company's Audit Committee financial expert.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Company directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Information contained under the section caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics for officers (including its senior financial officers), directors and employees that has been adopted based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act of 1934. A copy of the Code of Ethics is also available on the Company's website at www.myhomefed.com. A copy of the Company's Code of Ethics was also filed as Exhibit 14 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Item 11. Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners.

          The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

(b)     Security Ownership of Management.

         The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

(c)    Changes In Control

       The Company is not aware of any arrangements, including any pledge by any person of securities of the
       Company, the operation of which may at a subsequent date result in a change in control of the Company.


(d)   Equity Compensation Plan Information.

The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30, 2005.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by Security Holders:
2005 Stock Option and Incentive Plan	581,278	$12.20	163,951
2005 Recognition and Retention Plan (1)	--	--	298,092
Equity Compensation Plans not approved by Security Holders:	N/A	N/A	N/A

________
 (1)  The restricted shares to be awarded under the 2005 Recognition and Retention Plan were purchased by the Company in open market transactions, which was completed on September 6, 2005. As of September 30, 2005, no awards had been made pursuant to the Plan. On October 3, 2005, awards of 253,380 shares were made to selected officers and directors of the Company.

Item 13. Certain Relationships and Related Transactions

The information contained under the section captioned "Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.


PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.10	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (2)
10.11	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (2)
10.12	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (3)
14	Code of Ethics (4)
21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

________
(1)   Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2)   Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-127858).
(3)   Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 21, 2005.
(4)   Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOME FEDERAL BANCORP, INC.

Date: December 9, 2005                         /s/ Daniel L. Stevens
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
SIGNATURES	TITLE	DATE

/s/ Daniel L. Stevens	Chairman of the Board, President, Chief	December 9, 2005
Daniel L. Stevens	Executive Officer and Director
(Principal Executive Officer)

/s/ Robert A. Schoelkoph	Chief Financial Officer	December 9, 2005
Robert A. Schoelkoph	(Principal Financial and Accounting Officer)

/s/ Fred H. Helpenstell	Director	December 9, 2005
Fred H. Helpenstell, M.D.

/s/ Thomas W. Malson	Director	December 9, 2005
Thomas W. Malson

/s/ Charles Hedemark	Director	December 9, 2005
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 9, 2005
Richard J. Navarro

/s/ James R. Stamey	Director	December 9, 2005
James R. Stamey

/s/ Robert A. Tinstman	Director	December 9, 2005
Robert A. Tinstman


EXHIBIT INDEX
21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 21

Subsidiaries of the Registrant

Parent

Home Federal Bancorp, Inc.

Subsidiaries	Percentage Owned	State or Other Jurisdiction of Incorporation or Organization

Home Federal Bank	100%	United States
Idaho Home Service Corporation (1)	100%	Idaho

______________
(1) This corporation is a wholly owned subsidiary of Home Federal Bank.


Exhibit 23

Consent of Accountants

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc.
Nampa, Idaho

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Statement Number 333-127858) of Home Federal Bancorp, Inc. of our report dated December 8, 2005, relating to the consolidated financial statements of Home Federal Bancorp, Inc.'s Annual Report on Form 10-K as of and for the year ended September 30, 2005.

/s/ Moss Adams LLP

Spokane, Washington
December 8, 2005


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

Date: December 9, 2005                                                                               /s/ Daniel L. Stevens
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

Date: December 9, 2005                                                                   /s/ Robert A. Schoelkoph
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

Dated: December 9, 2005
