Form 10-Q
period 2005-12-31
HOME FEDERAL BANCORP INC
filed 2006-02-14
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934

                      For the quarterly period ended December 31, 2005

or

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
                    Yes [X] No [ ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
            See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

                    Large accelerated filer [  ]                        Accelerated filer [  ]                             Non-accelerated filer [X]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes [ ] No [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,152,114 shares outstanding as of February 1, 2006.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                                                                                  Page

                        Consolidated Balance Sheets as of
                            December 31, 2005 and September 30, 2005                                                                  1
                        Consolidated Statements of Income for the Three Months
                            ended December 31, 2005 and 2004                                                                                2
                        Consolidated Statements of Stockholders' Equity                                                          3
                        Consolidated Statements of Cash Flows for the Three Months
                            ended December 31, 2005 and 2004                                                                                4
                        Selected Notes to Unaudited Interim Consolidated Financial
                            Statements                                                                                                                          6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                      12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                21

Item 4 - Controls and Procedures                                                                                                               22

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                           22

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                 22

Item 3 - Defaults upon Senior Securities                                                                                                    23

Item 4 - Submission of Matters to a Vote of Security Holders                                                                23

Item 5 - Other Information                                                                                                                             23

Item 6 - Exhibits                                                                                                                                               23

SIGNATURES                                                                                                                                                 24


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	December 31, 2005	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 11,051	$ 19,033
Mortgage-backed securities available for sale, at fair value	13,957	14,830
Mortgage-backed securities held to maturity, at cost	187,498	180,974
Federal Home Loan Bank stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,924
and $2,882	439,241	430,944
Loans held for sale	3,567	5,549
Accrued interest receivable	2,683	2,458
Property and equipment, net	13,375	11,995
Mortgage servicing rights, net	2,576	2,671
Bank owned life insurance	10,181	10,099
Real estate and other property owned	175	534
Other assets	1,823	899
TOTAL ASSETS	$695,718	$689,577

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 47,437	$ 46,311
Interest-bearing demand deposits	129,581	127,330
Savings deposits	25,128	25,219
Certificates of deposit	208,078	197,465
Total deposit accounts	410,224	396,325
Advances by borrowers for taxes and insurance	926	3,898
Interest payable	1,275	1,670
Deferred compensation	3,234	3,049
Federal Home Loan Bank advances	171,788	175,932
Deferred income tax liability	1,175	1,205
Other liabilities	3,939	6,131
Total liabilities	592,561	588,210
COMMITMENTS AND CONTINGENCIES (Note 4)	-	-
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	149
Dec. 31, 2005 - 15,208,750 issued, 15,152,114 outstanding
Sept. 30, 2005 - 15,208,750 issued, 14,910,658 outstanding
Additional paid-in capital	56,373	56,115
Retained earnings	51,291	49,818
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,449)	(4,550)
Accumulated other comprehensive loss	(210)	(165)
Total stockholders' equity	103,157	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$695,718	$689,577

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended December 31,
	2005	2004

Interest and dividend income:
Loan interest	$6,934	$6,069
Investment interest	11	243
Mortgage-backed security interest	2,386	1,363
Total interest and dividend income	9,331	7,675
Interest expense:
Deposits	1,597	1,425
Federal Home Loan Bank advances	1,752	1,261
Total interest expense	3,349	2,686
Net interest income	5,982	4,989
Provision for loan losses	55	59
Net interest income after provision for loan losses	5,927	4,930
Noninterest income:
Service charges and fees	2,386	1,959
Gain on sale of loans	311	68
Increase in cash surrender value of bank owned life insurance	82	75
Loan servicing fees	160	172
Mortgage servicing rights, net	(96)	(96)
Other	(42)	39
Total noninterest income	2,801	2,217
Noninterest expense:
Compensation and benefits	3,806	3,053
Occupancy and equipment	728	719
Data processing	341	443
Advertising	214	340
Postage and supplies	231	210
Professional services	187	219
Insurance and taxes	103	66
Charitable contribution to Foundation	-	1,825
Other	270	182
Total noninterest expense	5,880	7,057
Income before income taxes	2,848	90
Income tax expense	1,088	16
NET INCOME	$1,760	$ 74

Earnings per common share:
Basic	$ 0.12	$ 0.00
Diluted	$ 0.12	$ 0.00
Weighted average number of shares outstanding:
Basic	14,466,288	14,710,589
Diluted	14,469,663	14,710,589

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of STOCKholders' Equity
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Sept. 30, 2004	-	$ -	$ -	$45,099	$ -	$ (2)	$ 45,097

Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share) (1)				(564)			(564)
Comprehensive income:
Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367
Restricted stock issued	241,456	3	(3)				-
ESOP shares committed to be released			55		101		156
Share-based compensation expense			206				206
Dividends paid ($0.05 per share) (1)				(287)			(287)
Comprehensive income:
Net income				1,760			1,760
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(45)	(45)
Comprehensive income:							1,715
Balance at Dec. 31, 2005	15,152,114	$152	$56,373	$51,291	$(4,449)	$(210)	$103,157

(1)  Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,760	$ 74
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	412	434
Net amortization (accretion) of premiums and discounts on investments	(21)	(22)
(Gain) loss on sale of fixed assets and repossessed assets	82	(10)
ESOP shares committed to be released	156	63
Equity compensation expense	206	-
Contribution to Foundation	-	1,825
Provision for losses	55	59
Deferred compensation expense	184	203
Net deferred loan fees	117	(90)
Net gain on sale of loans	(311)	(68)
Proceeds from sale of loans held for sale	23,776	14,591
Originations of loans held for sale	(21,516)	(12,533)
Impairment of mortgage servicing rights	-	100
Net increase in value of bank owned life insurance	(82)	(74)
Change in assets and liabilities:
Interest receivable	(225)	(161)
Other assets	(841)	(100)
Interest payable	(395)	55
Other liabilities	(3,660)	203
Net cash (used in) provided by operating activities	(303)	4,549
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	7,518	3,416
Purchase of mortgage-backed securities held to maturity	(14,014)	(57,200)
Proceeds from sale and maturity of mortgage-backed securities available for sale	791	40
Purchase of mortgage-backed securities available for sale	-	(18,263)
Purchases of property and equipment	(423)	(146)
Purchase of Federal Home Loan Bank stock	-	(480)
Loan originations and principal collections, net	(769)	(9,136)
Purchased loans	(7,663)	-
Proceeds from disposition of property and equipment	16	21
Proceeds from sale of repossessed assets	370	125
Net cash used in investing activities	(14,174)	(81,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,899	15,736
Net decrease in advances by borrowers for taxes and insurance	(2,973)	(1,887)
Proceeds from Federal Home Loan Bank advances	85,340	91,825
Repayment of Federal Home Loan Bank advances	(89,484)	(66,298)
Stock subscription orders refunded	-	(220,813)
Dividends paid	(287)	-
Net proceeds from stock issuance	-	53,643
Net cash provided by (used in) financing activities	6,495	(127,794)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,982)	(204,868)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,033	215,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,051	$ 10,795


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Three Months Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,351	$2,631
Income taxes	2,575	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	2	49
Fair value adjustment to securities available for sale, net of taxes	(45)	(104)

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Home Federal Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Home Federal Bank (the "Bank"). The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and are unaudited. All significant intercompany transactions and balances have been eliminated. In the opinion of the Company's management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made.

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2005 ("2005 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on December 9, 2005.

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

Deferred income taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of the existing assets and liabilities are expected to be reported in the Company's income tax returns.

At December 31, 2005, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.


Note 3 - Mutual Holding Company Reorganization

On May 18, 2004, the Board of Directors of Home Federal Savings and Loan Association of Nampa (the "Association") unanimously adopted a Plan of Reorganization and Stock Issuance. At the special meeting of members of the Association held on September 20, 2004, members approved the Plan of Reorganization and Stock Issuance and the establishment of the Home Federal Foundation, Inc. (the "Foundation") by more than the required majority of the total votes entitled to be cast at the special meeting.

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

Note 4 - Contingencies

On November 7, 2005, the Company completed the conversion of its core processing system, including the conversion of its internal check processing system to an outside vendor. After the conversion, the Company experienced difficulties reconciling certain general ledger accounts related to the new check processing system. Going forward, the Company has established new procedures and controls for the reconciliation of the related general ledger accounts. The Company has also assembled a team dedicated to researching and resolving any discrepancies in reconciling the affected general ledger accounts. The research completed so far has not resulted in any material losses. However, at this time, the Company is unable to determine the total loss, if any, related to the discrepancies in reconciling the general ledger accounts, and therefore has not established a provision for losses related to this issue.

Note 5 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The Company has adopted SFAS 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting. Prior to the adoption of SFAS 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS 123, Accounting for Stock-Based Compensation.

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period, and therefore, the fair value of these awards will be accrued ratably over a five-


year period as compensation expense. The Company granted restricted stock awards of 253,380 shares to its directors and certain employees on October 3, 2005. The fair market price of the restricted stock awards on the date of grant was $12.70. As of December 31, 2005, restricted stock awards of 241,456 shares of common stock are outstanding. The Company has an aggregate of 56,636 restricted shares available for future issuance under the RRP.

Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. On July 19, 2005, the Company granted stock options for 581,278 shares of common stock to certain employees and directors. The options were granted at the then fair market value of $12.20, vest over five years and expire 10 years from the date of grant. As of December 31, 2005, options for 558,921 shares of common stock are outstanding. The Company has an aggregate of 186,308 stock options available for future issuance under the SOP.

The Company has selected the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.98%
Expected life	5.5 years
Expected volatility	14.96%
Expected forfeiture rate	3.03%
Expected dividend yield	1.97%

To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The expected volatility was determined using the Company's daily stock price from the day the Company went public to the date the options were granted.

The total fair value of options granted was approximately $1.0 million. The fair value of the options granted is amortized ratably over the vesting period of the options. The effect of the change, from applying the original provisions of SFAS 123, to the adoption of SFAS 123(R), on the Company's results of operations for the three months ended December 31, 2005, was a compensation expense of $51,000 before income taxes. The effect of the adoption of SFAS 123(R) on basic and diluted earnings per share for the three months ended December 31, 2005 was less than $.01 per share.

For the three months ended December 31, 2004, no options had been granted by the Company.

Note 6 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's RRP plan. There were no outstanding securities or contracts that could be exercised or converted into common stock as of December 31, 2004. Therefore, basic and diluted earnings per share are the same as of December 31, 2004. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.


The following table presents the computation of basic and diluted earnings per share for the periods indicated:
	Three Months Ended December 31,
	2005	2004
	(in thousands, except share and per share data)
Basic earnings per share:
Income available to common stockholders	$1,760	$ 74
Weighted-average common shares outstanding	14,466,288	14,710,589
Basic earnings per share	$ 0.12	$0.00

Diluted earnings per share:
Income available to common stockholders	$1,760	$ 74
Weighted-average common shares outstanding	14,466,288	14,710,589
Net effect of dilutive RRP awards	3,375	-
Weighted-average common shares outstanding and common stock equivalents	14,469,663	14,710,589
Diluted earnings per share	$0.12	$0.00

Note 7 - Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to reporting periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In December 2005, FASB issued FSP No. SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses (1) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance applies to reporting periods ending after December 19, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations.


Note 8 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:
	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Agency mortgage-backed securities	$14,307	$ -	$(350)	$13,957

	September 30, 2005
Agency mortgage-backed securities	$15,105	$ -	$(275)	$14,830

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	December 31, 2005
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 675	$ 653
Due after ten years	13,632	13,304
Total	$14,307	$13,957

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended December 31, 2005 and 2004.

Mortgage-backed securities held to maturity consisted of the following:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$183,891	$216	$(3,824)	$180,283
Non-agency mortgage-backed securities	3,607	-	(96)	3,511
Total	$187,498	$216	$(3,920)	$183,794

	September 30, 2005
Agency mortgage-backed securities	$177,336	$323	$(2,607)	$175,052
Non-agency mortgage-backed securities	3,638	-	(77)	3,561
Total	$180,974	$323	$(2,684)	$178,613


The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	December 31, 2005
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 24	$ 24
Due after one year through five years	1,435	1,468
Due after five years through ten years	7,398	7,170
Due after ten years	178,641	175,132
Total	$187,498	$183,794

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2005 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed
securities, available
for sale	$ 10,777	$ (285)	$ 3,180	$ (65)	$ 13,957	$ (350)
Mortgage-backed
securities, held to
maturity	129,220	(2,440)	42,816	(1,480)	172,036	(3,920)
Total	$139,997	$(2,725)	$45,996	$(1,545)	$185,993	$(4,270)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of December 31, 2005, the Bank had pledged mortgage-backed securities with an amortized cost of $116.7 million and a fair value of $113.7 million as collateral for advances at the Federal Home Loan Bank of Seattle ("FHLB"). The Company has also pledged a mortgage-backed security with an amortized cost of $3.4 million and a fair value of $3.3 million as collateral for a $750,000 extension of credit from the Bank.


Note 9 - Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2005		September 30, 2005
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate Loans
One-to four-family residential	$260,675	58.82%	$252,126	58.00%
Multi-family residential	7,185	1.62	5,454	1.25
Commercial	118,061	26.64	116,432	26.78
Total real estate loans	385,921	87.08	374,012	86.03

Real Estate Construction Loans
One-to four-family residential	15,556	3.51	14,421	3.32
Multi-family residential	-	0.00	1,427	0.33
Commercial and land development	6,076	1.37	7,470	1.72
Total real estate construction loans	21,632	4.88	23,318	5.37

Consumer Loans
Home equity lines of credit	27,804	6.27	28,558	6.57
Automobile and RV	4,133	0.93	4,576	1.05
Other consumer	1,560	0.35	1,530	0.35
Total consumer loans	33,497	7.56	34,664	7.97

Commercial/business loans	2,121	0.48	2,759	0.63
	443,171	100.00%	434,753	100.00%
Less:
Deferred loan fees	1,006		927
Allowance for loan losses	2,924		2,882
Loans receivable, net	$439,241		$430,944

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as "believes", "intends," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

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


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

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 14 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with four branches, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

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


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

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

General. Total assets increased $6.1 million, or less than 1.0%, to $695.7 million at December 31, 2005 compared to $689.6 million at September 30, 2005. Loans receivable increased $8.3 million, or 1.9% to $439.2 million to lead the overall asset growth. Cash and amounts due from depository institutions decreased $8.0 million as a result of normal fluctuations of amounts due from other financial institutions and the Company's recent conversion to a new core processing system this quarter, including a conversion to a "Check 21" check processing system. The demand for loans was funded with increased deposits of $13.9 million to $410.2 million at December 31, 2005 compared to $396.3 million at September 30, 2005.

Assets. For the three months ended December 31, 2005 total assets increased $6.1 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)
	Balance at December 31, 2005	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)
Cash and amounts due from depository institutions	$ 11,051	$ 19,033	$(7,982)	(41.9)%
Mortgage-backed securities, available for sale	13,957	14,830	(873)	(5.9)
Mortgage-backed securities, held to maturity	187,498	180,974	6,524	3.6
Loans receivable, net of allowance for loan losses	439,241	430,944	8,297	1.9
Property and equipment, net	13,375	11,995	1,380	11.5

Cash and amounts due from depository institutions decreased $8.0 million as a result of normal fluctuations of amounts due from other financial institutions and the Company's recent conversion to a new core processing system this quarter, including a conversion to a "Check 21" check processing system.

Mortgage-backed securities increased $5.7 million to $201.5 million at December 31, 2005, compared to $195.8 million at September 30, 2005. For the three months ended December 31, 2005, the Company purchased $14.0 million of mortgage-backed securities that consisted primarily of hybrid adjustable and fixed rate securities with terms of 15 years or less. The Company purchases mortgage-backed securities to supplement loan originations during periods when the Company is not able to originate the desired type or volume of portfolio loans and to manage interest rate sensitivity.


Loans receivable, net, increased $8.3 million to $439.2 million at December 31, 2005, compared to $430.9 million at September 30, 2005. Single-family residential loans and commercial real estate loans increased $9.7 million and $235,000, respectively, during the quarter ended December 31, 2005. During the current quarter, the Company purchased $7.7 million of variable rate, one-to four-family mortgage loans. Purchased mortgage loans allow the Company to increase interest-earning assets, manage interest rate risk, and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. As of December 31, 2005, over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

Property and equipment, net increased $1.4 million to $13.4 million at December 31, 2005, from $12.0 million at September 30, 2005. During the quarter, the Company completed the conversion of its core processing system. The majority of the increase in property and equipment is for software and hardware related to the conversion.

Deposits. Deposits increased $13.9 million, or 3.5%, to $410.2 million at December 31, 2005, from $396.3 million at September 30, 2005. Certificates of deposit accounted for the majority of the increase in total deposits with certificates of 12 to 23 month terms having the largest increase in balances. The following table details the changes in deposit accounts.
			Increase (decrease)
	Balance at December 31, 2005	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 47,437	$ 46,311	$ 1,126	2.4%
Interest-bearing demand deposits	129,581	127,330	2,251	1.8
Savings deposits	25,128	25,219	(91)	(0.4)
Certificates of deposit	208,078	197,465	10,613	5.4
Total deposit accounts	$410,224	$396,325	$13,899	3.5%

Borrowings. Advances from the FHLB decreased $4.1 million, or 2.3%, to $171.8 million at December 31, 2005, from $175.9 million at September 30, 2005. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $1.8 million, or 1.8%, to $103.2 million at December 31, 2005, from $101.4 million at September 30, 2005. The increase was primarily a result of the $1.8 million in net income and the allocation of ESOP shares and equity compensation totaling $362,000, offset by $287,000 of cash dividends paid to stockholders. On December 15, 2005, the Company paid $0.05 per share in cash dividends to stockholders of record, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended December 31, 2005 and December 31, 2004

General. Net income for the three months ended December 31, 2005 was $1.8 million, or $0.12 per diluted share, compared to net income of $74,000, or less than $0.01 per diluted share, for the three months ended December 31, 2004. The results for the quarter ended December 31, 2004 include a $1.8 million pre-tax expense for establishing the Foundation. Excluding the expense for establishing the Foundation, the Company had net income of $1.2 million, or $0.08 per diluted share, for the quarter ended December 31, 2004.


The following table reconciles the Company's actual net income to pro forma net income for the quarter ended December 31, 2004, exclusive of the contribution to the Foundation, as adjusted for federal and state taxes:
	Three Months Ended December 31,
	2005	2004
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$1,760	$ 74
Contribution to Foundation	-	1,825
Federal and state income tax effect	-	(712)

Pro forma net income	$1,760	$1,187

Earnings per share
Diluted as reported	$ 0.12	$ 0.00
Pro forma diluted	$ 0.12	$ 0.08

Net Interest Income. Net interest income increased $1.0 million, or 20.0%, to $6.0 million for the three months ended December 31, 2005, from $5.0 million for the three months ended December 31, 2004. Average total interest-earning assets increased $84.6 million, or 14.9% to $653.2 million for the three months ended December 31, 2005 from $568.6 million for the same quarter last year. The increase in interest-earning assets was primarily a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering in December 2004 and additional purchases throughout the past 12 months to achieve a desired level of interest-earning assets.

The Company's net interest margin increased 15 basis points to 3.66% for the quarter ended December 31, 2005, from 3.51% for the same quarter last year. The cost of deposits was 1.80% for the first quarter of fiscal 2006 compared to 1.56% for the first quarter of the prior year. During the current quarter, the Company revised its estimate of accrued interest on an escalator certificate of deposit product. The revision resulted in a $310,000 reduction in interest expense for the quarter ended December 31, 2005. Excluding the revision, the net interest margin and cost of deposits for the first quarter were 3.47% and 2.15%, respectively. The decline in net interest margin to 3.47% reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing and new loans over time will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2005 increased $1.6 million, or 20.8%, to $9.3 million, from $7.7 million for the three months ended December 31, 2004. The increase during the quarter was primarily attributable to the $84.6 million increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.71% as a result of the general increase in interest rates.

On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans. The suspension of FHLB dividends has not had a significant effect on our results of operations or financial condition.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended December 31, 2005 and 2004:
	Three Months Ended December 31,
	2005		2004		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2004
	(dollars in thousands)

Loans receivable, net	$436,376	6.28%	$399,619	6.04%	$ 818
Loans held for sale	5,313	6.00	2,424	5.41	47
Investment securities, available for sale, including interest- bearing deposits in other banks	1,709	2.57	49,937	1.95	(232)
Mortgage-backed securities	200,189	4.77	109,185	4.99	1,023
FHLB stock	9,591	-	7,432	-	-
Total interest-earning assets	$653,178	5.71%	$568,597	5.40%	$1,656

Interest Expense. Interest expense increased $663,000, or 24.7%, to $3.3 million for the three months ended December 31, 2005 from $2.7 million for the three months ended December 31, 2004. The average balance of total interest-bearing liabilities was $528.6 million, an increase of $33.4 million, for the three months ended December 31, 2005 from $495.2 million for the three months ended December 31, 2004. The increase was primarily a result of additional advances from the FHLB to leverage the balance sheet and achieve the desired level of interest-earning assets. As a result of general market rate increases following Federal Reserve rate hikes during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 36 basis points to 2.53% for the three months ended December 31, 2005 compared to 2.17% for the three months ended December 31, 2004.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2005 and 2004:
	Three Months Ended December 31,
	2005		2004		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2004
	(dollars in thousands)

Savings deposits	$ 25,304	0.21%	$ 25,531	0.20%	$ -
Interest-bearing demand deposits	96,488	0.38	131,868	0.25	9
Money market deposits	32,371	1.41	40,554	0.96	17
Certificates of deposit	200,324	2.75	168,084	2.93	146
FHLB advances	174,103	4.03	129,128	3.91	491
Total interest-bearing liabilities	$528,590	2.53%	$495,165	2.17%	$663

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The quarterly assessment may include several factors, including delinquency, charge-off rates, the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of three components: formula, specific and general allowances. The formula allowance is determined by applying an estimated loss percentage to


various groups of loans. The loss percentages are based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is inherent within the portfolio but has not been realized. General allowances for each major loan type are determined by applying to the associated loan balance loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality.

The provision for loan losses was relatively unchanged at $55,000 for the three months ended December 31, 2005, compared to $59,000 for the three months ended December 31, 2004. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2005 and 2004:
	At or For the Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Provision for loan losses	$ 55	$ 59
Net charge-offs	14	21
Allowance for loan losses	2,924	2,675
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.66%	0.66%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	58,480.00%	420.60%
Nonperforming loans	$ 5	$ 636
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.001%	0.16%
Loans receivable, net	$439,241	$401,752

Despite a surge in bankruptcy filings prior to the October 17, 2005 effective date of the new bankruptcy laws, the Company does not anticipate material increases in the provision for loan losses as a result of charge-offs related to these additional filings. Management considers the allowance for loan losses at December 31, 2005 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $584,000, or 26.3%, to $2.8 million for the three months ended December 31, 2005 from $2.2 million for the three months ended December 31, 2004. The increase in noninterest income is primarily attributable to a $427,000 increase in service charges as a result of enhancements to the retail checking program related to the core processing conversion in the current quarter. Gains on sale of loans increased $243,000 to $311,000 for current quarter as loans sold to investors increased to $23.5 million for the three months ended December 31, 2005 from $14.5 million for the three months ended December 31, 2004. As a result of the Company's conversion of its core processing system during the quarter ended December 31, 2005, the Company retired fixed assets and software related to the prior system, resulting in an $86,000 charge to gains and losses on fixed assets, included in other noninterest income.


The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended December 31,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,386	$1,959	$427	21.8%
Gain on sale of loans	311	68	243	357.4
Increase in cash surrender value of bank owned life insurance	82	75	7	9.3
Loan servicing fees	160	172	(12)	(7.0)
Mortgage servicing rights, net	(96)	(96)	-	-
Other	(42)	39	(81)	(207.7)
Total noninterest income	$2,801	$2,217	$584	26.3%

The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the three months ended December 31, 2005, the Company determined there was no impairment of the mortgage servicing rights. For the current quarter, amortization of the servicing rights exceeded the servicing rights capitalized as the majority of loans were sold with the servicing rights released. The mortgage servicing right was 1.10% of mortgage loans serviced for others at December 31, 2005, compared to 1.19% at December 31, 2004. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines.

Noninterest Expense. Noninterest expense decreased $1.2 million, or 16.7%, to $5.9 million for the three months ended December 31, 2005 compared to $7.1 million for the three months ended December 31, 2004.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended December 31,		Increase (decrease)

	2005	2004	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$3,806	$3,053	$ 753	24.7%
Occupancy and equipment	728	719	9	1.3
Data processing	341	443	(102)	(23.0)
Advertising	214	340	(126)	(37.1)
Contribution to Foundation	-	1,825	(1,825)	(100.0)
Other	791	677	114	16.8
Total noninterest expense	$5,880	$7,057	$(1,177)	(16.7)%

For the three months ended December 31, 2004, the Company established the Foundation by contributing $1.8 million, consisting of 146,000 shares of its common stock and $365,000 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area.

Excluding the contribution to the Foundation, noninterest expense increased $648,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Compensation and benefits increased $753,000 to $3.8 million for the quarter ended December 31, 2005 as compared to $3.1 million for the same quarter a year ago. The majority of the increase is attributable to the establishment of the equity compensation plans during various times of the prior fiscal year, annual merit increases, and an increase in employee commissions and incentive plans. The equity compensation plans include the Company's employee stock ownership plan ("ESOP"), 2005 Recognition and Retention Plan ("RRP") and 2005 Stock Option and Incentive Plan. See Note 5 of the Notes to Consolidated Financial Statements contained herein for further information. The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, improved to 66.95% for the three months ended December 31, 2005 compared to 97.93% for the three months ended December 31, 2004. Excluding


the non-recurring contribution to the Foundation, the efficiency ratio was 72.61% for the three months ended December 31, 2004. By definition, a lower efficiency ratio is an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $1.1 million to $1.1 million for the three months ended December 31, 2005 from $16,000 for the same period a year ago. Income before income taxes was $2.8 million for the three months ended December 31, 2005 compared to $90,000 for the three months ended December 31, 2004. The Company's combined federal and state effective income tax rate for the current quarter was 38.2% compared to 17.8% for the same quarter of the prior fiscal year. For the three months ended December 31, 2004, the effective tax rate was significantly lower as a result of the contribution to the Foundation that reduced net income before taxes and the receipt of tax-exempt income.

Liquidity, Commitments and Capital Resources

Liquidity. The Company actively analyzes and manages the Bank's liquidity with the objectives of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations and satisfy other financial commitments. See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

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

At December 31, 2005, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2005, the Bank was in compliance with the collateral requirements and $98.3 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At December 31, 2005, certificates of deposits amounted to $208.1 million, or 50.7% of total deposits, including $127.8 million that are scheduled to mature by December 31, 2006. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the FHLB, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Contractual Obligations. On March 31, 2005, the Company selected Open Solutions Inc. ("OSI") for the conversion of the Company's core data processing systems to OSI's technology platform for financial institutions. The Company's contract with its current vendor expired November 30, 2005. The contract with OSI is for a term of 60 months with options to renew for additional successive 24 month terms. The Company completed the conversion to the OSI platform in November 2005. The majority of the costs related to the conversion, including software license fees, hardware and conversion costs, are capitalized and amortized using the straight-line method over their estimated useful life.

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


The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2005:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 7,731
Adjustable rate	8,302
Undisbursed balance of loans closed	18,277
Unused lines of credit	26,822
Commercial letters of credit	83
Total	$61,215

Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At December 31, 2005, the Company exceeded all regulatory capital requirements. Total equity of the Company was $103.2 million at December 31, 2005, or 14.8% of total assets on that date.

The Bank's regulatory capital ratios at December 31, 2005 were as follows: Tier 1 capital of 12.06%; Tier 1 risk-based capital of 19.82%; and total risk-based capital of 20.52%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2005, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2005 Form 10-K.


Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended December 31, 2005. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.


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

______
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

                                                                                            Home Federal Bancorp, Inc.

Date: February 14, 2006                                                   /s/ Daniel L. Stevens
                                                                                              Daniel L. Stevens
                                                                                             Chairman, President and
                                                                                             Chief Executive Officer
                                                                                             (Principal Executive Officer)

Date: February 14, 2006                                                   /s/ Robert A. Schoelkoph
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

EXHIBIT INDEX
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

Date: February 14, 2006                                                                    /s/ Daniel L. Stevens
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

.

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

Date: February 14, 2006                                                                            /s/ Robert A. Schoelkoph
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

Dated: February 14, 2006
