Form 10-Q
period 2006-03-31
HOME FEDERAL BANCORP INC
filed 2006-05-09
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

              For the quarterly period ended March 31, 2006

                                                                                                            or

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
        Yes [   ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,154,114 shares outstanding as of May 1, 2006.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                                                                                                                                                              Page

                            Consolidated Balance Sheets as of
                                    March 31, 2006 and September 30, 2005                                                                                          1
                            Consolidated Statements of Income for the Three and Six Months
                                    ended March 31, 2006 and 2005                                                                                                        2
                            Consolidated Statements of Stockholders' Equity                                                                                3
                            Consolidated Statements of Cash Flows for the Six Months
                                    ended March 31, 2006 and 2005                                                                                                        4
                            Selected Notes to Unaudited Interim Consolidated Financial
                                    Statements                                                                                                                                            6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                                13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                         25

Item 4 - Controls and Procedures                                                                                                                                        26

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                                   27

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                         27

Item 3 - Defaults upon Senior Securities                                                                                                                           27

Item 4 - Submission of Matters to a Vote of Security Holders                                                                                      27

Item 5 - Other Information                                                                                                                                                   28

Item 6 - Exhibits                                                                                                                                                                     28

SIGNATURES                                                                                                                                                                      29


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	March 31, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 19,326	$ 19,033
Mortgage-backed securities available for sale, at fair value	13,600	14,830
Mortgage-backed securities held to maturity, at cost	193,402	180,974
Federal Home Loan Bank stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,984
and $2,882	476,227	430,944
Loans held for sale	5,139	5,549
Accrued interest receivable	2,777	2,458
Property and equipment, net	13,296	11,995
Mortgage servicing rights, net	2,511	2,671
Bank owned life insurance	10,289	10,099
Real estate and other property owned	-	534
Other assets	1,138	899
TOTAL ASSETS	$747,296	$689,577

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 49,068	$ 46,311
Interest-bearing demand deposits	132,342	127,330
Savings deposits	25,583	25,219
Certificates of deposit	224,642	197,465
Total deposit accounts	431,635	396,325
Advances by borrowers for taxes and insurance	1,951	3,898
Interest payable	1,170	1,670
Deferred compensation	3,452	3,049
Federal Home Loan Bank advances	196,542	175,932
Deferred income tax liability	913	1,205
Other liabilities	7,245	6,131
Total liabilities	642,908	588,210
CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	149
Mar. 31, 2006 - 15,208,750 issued, 15,154,114 outstanding
Sept. 30, 2005 - 15,208,750 issued, 14,910,658 outstanding
Additional paid-in capital	56,632	56,115
Retained earnings	52,216	49,818
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,344)	(4,550)
Accumulated other comprehensive loss	(268)	(165)
Total stockholders' equity	104,388	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$747,296	$689,577

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Interest and dividend income:
Loan interest	$7,129	$6,315	$14,063	$12,384
Investment interest	60	17	71	260
Mortgage-backed security interest	2,386	2,045	4,772	3,408
Federal Home Loan Bank dividends	-	30	-	30
Total interest and dividend income	9,575	8,407	18,906	16,082
Interest expense:
Deposits	2,097	1,465	3,694	2,890
Federal Home Loan Bank advances	1,844	1,448	3,596	2,709
Total interest expense	3,941	2,913	7,290	5,599
Net interest income	5,634	5,494	11,616	10,483
Provision for loan losses	90	236	145	295
Net interest income after provision for loan losses	5,544	5,258	11,471	10,188
Noninterest income:
Service charges and fees	2,115	1,952	4,501	3,911
Gain on sale of loans	195	72	506	140
Increase in cash surrender value of bank owned life insurance	108	87	190	162
Loan servicing fees	159	168	319	340
Mortgage servicing rights, net	(64)	(58)	(160)	(154)
Other	(24)	420	(66)	459
Total noninterest income	2,489	2,641	5,290	4,858
Noninterest expense:
Compensation and benefits	3,770	3,096	7,576	6,149
Occupancy and equipment	694	682	1,422	1,401
Data processing	520	376	861	819
Advertising	257	310	471	650
Postage and supplies	189	188	420	398
Professional services	176	203	363	422
Insurance and taxes	111	84	214	150
Charitable contribution to Foundation	-	-	-	1,825
Other	334	254	604	436
Total noninterest expense	6,051	5,193	11,931	12,250
Income before income taxes	1,982	2,706	4,830	2,796
Income tax expense	749	1,032	1,837	1,048
NET INCOME	$1,233	$1,674	$ 2,993	$ 1,748

Earnings per common share:
Basic	$0.09	$0.11	$0.21	$0.12
Diluted	$0.09	$0.11	$0.21	$0.12
Weighted average number of shares outstanding:
Basic	14,478,746	14,720,524	14,472,449	14,718,364
Diluted	14,497,350	14,720,524	14,483,991	14,718,364

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2004	-	$ -	$ -	$45,099	$ -	$ (2)	$ 45,097

Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share) (1)				(564)			(564)
Comprehensive income:
Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367
Restricted stock issued, net of forfeitures	243,456	3	(3)				-
ESOP shares committed to be released			108		206		314
Share-based compensation expense			412				412
Dividends paid ($0.105 per share) (1)				(595)			(595)
Comprehensive income:
Net income				2,993			2,993
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(103)	(103)
Comprehensive income:							2,890
Balance at Mar. 31, 2006	15,154,114	$152	$56,632	$52,216	$(4,344)	$(268)	$104,388

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.

                                                                                                                                                                                                                          3

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,993	$ 1,748
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	825	857
Net accretion of premiums and discounts on investments	(45)	(24)
Loss (gain) on sale of fixed assets and repossessed assets	115	(391)
ESOP shares committed to be released	314	251
Equity compensation expense	412	-
Contribution to Foundation	-	1,825
Provision for loan losses	145	295
Federal Home Loan Bank stock dividend	-	(30)
Deferred compensation expense	403	333
Net deferred loan fees	307	(130)
Deferred income tax benefit	(224)	(834)
Net gain on sale of loans	(506)	(140)
Proceeds from sale of loans held for sale	37,643	25,757
Originations of loans held for sale	(36,821)	(23,628)
Impairment of mortgage servicing rights	-	100
Net increase in value of bank owned life insurance	(190)	(162)
Change in assets and liabilities:
Interest receivable	(318)	(241)
Other assets	(101)	(614)
Interest payable	(500)	187
Other liabilities	(352)	1,564
Net cash provided by operating activities	4,100	6,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	13,800	8,040
Purchase of mortgage-backed securities held to maturity	(26,172)	(66,443)
Proceeds from sale and maturity of mortgage-backed securities available for sale	1,048	746
Purchase of mortgage-backed securities available for sale	-	(19,261)
Purchases of property and equipment	(751)	(1,028)
Purchase of Federal Home Loan Bank stock	-	(766)
Loan originations and principal collections, net	(6,855)	(27,245)
Purchased loans	(38,782)	-
Proceeds from disposition of property and equipment	19	543
Proceeds from sale of repossessed assets	510	148
Net cash used in investing activities	(57,183)	(105,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,309	30,063
Net decrease in advances by borrowers for taxes and insurance	(1,947)	(6)
Proceeds from Federal Home Loan Bank advances	145,215	132,400
Repayment of Federal Home Loan Bank advances	(124,606)	(100,480)
Stock subscription orders refunded	-	(220,813)
Dividends paid	(595)	-
Net proceeds from stock issuance	-	53,591
Net cash provided by (used in) financing activities	53,376	(105,245)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293	(203,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,033	215,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 19,326	$ 11,875


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,791	$5,412
Income taxes	2,521	1,675

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	2	591
Fair value adjustment to securities available for sale, net of taxes	(103)	(155)

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

At March 31, 2006, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.

Note 3 - Mutual Holding Company Reorganization

On May 18, 2004, the Board of Directors of Home Federal Savings and Loan Association of Nampa (the "Association") unanimously adopted a Plan of Reorganization and Stock Issuance. At the special meeting of members of the Association held on September 20, 2004, members approved the Plan of Reorganization and Stock


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

Note 4 - Contingencies

On November 7, 2005, the Company completed the conversion of its core processing system, including the conversion of its internal check processing system to an outside vendor. After the conversion, the Company experienced difficulties reconciling certain general ledger accounts related to the new check processing system. The Company assembled a team dedicated to researching and resolving any discrepancies in reconciling the affected general ledger accounts. As a result of the research, the Company wrote-off an immaterial amount of items that were determined to be uncollectible. The Company also established new procedures and controls for the reconciliation of the related general ledger accounts. The Company does not anticipate any material losses related to this issue in the future.

Note 5 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. The Company has adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period and, therefore, the fair value of these awards will be accrued ratably over a five-year period as compensation expense. As of March 31, 2006, restricted stock awards of 243,456 shares of common stock are outstanding. None of the 243,456 shares outstanding may be exercised as of March 31, 2006. The Company has an aggregate of 54,636 restricted shares available for future issuance under the RRP.


Restricted stock activity is summarized in the following table:
	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2005	-	$ -
Granted	255,380	12.70
Forfeited	(11,924)	12.70
Exercised	-	-
Outstanding at March 31, 2006	243,456	$12.70

Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over five years and expire 10 years from the date of grant. The Company has an aggregate of 146,308 stock options available for future issuance under the SOP.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company's stock. Expected forfeiture rate is the estimated forfeiture rate based upon the employees in each separate group. Expected dividends represent the Company's estimated annual dividend rate over the expected life.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividends

Options granted in 2005	3.98%	5.50	14.96%	3.03%	2.00%
Options granted in 2006	4.58%	7.50	15.51%	- %	2.00%

Stock option activity is summarized in the following table:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2005	581,278	$12.20	$2.08
Granted	40,000	12.85	2.86
Forfeited	(22,357)	12.20	2.08
Exercised	-	-	-
Outstanding at March 31, 2006	598,921	$12.24	$2.13


Options outstanding at March 31, 2006 were as follows:
		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Ave. Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$12.20	9.3	558,921	$12.20	$822,000	-	$-	$-
12.85	9.9	40,000	12.85	33,000	-	-	-
		598,921		$855,000	-		$-

The total fair value of options granted was approximately $1.1 million. The fair value of the options granted is amortized ratably over the vesting period of the options. For the six months ended March 31, 2006, there were no cash proceeds received from the exercise of options. The following table illustrates the effect of the change, from applying the original provisions of SFAS No. 123, to the adoption of SFAS No. 123(R), on the Company's results of operations for the three months ended and six months ended March 31, 2006.
	Three Months Ended March 31, 2006			Six Months Ended March 31, 2006

	Using Previous Accounting	Pro Forma Adjustments	As Reported	Using Previous Accounting	Pro Forma Adjustments	As Reported

	(in thousands, except per share data)

Income before income taxes	$2,035	$(53)	$1,982	$4,935	$(105)	$4,830
Income taxes	753	(4)	749	1,846	(9)	1,837
Net income	$1,282	$(49)	$1,233	$3,089	$ (96)	$2,993

Basic earnings per share	$ 0.09	$ -	$ 0.09	$ 0.21	$ -	$ 0.21
Diluted earnings per share	0.09	-	0.09	0.21	-	0.21

As of March 31, 2005, no stock options had been granted by the Company.

The compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:
	Stock Options	Restricted Stock	Total Awards

	(in thousands)
Remainder of 2006	$ 114	$ 309	$ 423
2007	228	619	847
2008	228	619	847
2009	228	619	847
2010	228	619	847
2011	10	2	12
Outstanding at March 31, 2006	$1,036	$2,787	$3,823

Note 6 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise


from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's RRP plan. There were no restricted stock awards or stock options granted as of March 31, 2005. Therefore, basic and diluted EPS are the same as of March 31, 2005. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.

The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$ 1,233	$ 1,674	$ 2,993	$ 1,748
Weighted-average common shares outstanding	14,478,746	14,720,524	14,472,449	14,718,364
Basic earnings per share	$ 0.09	$ 0.11	$ 0.21	$ 0.12

Diluted EPS:
Income available to common stockholders	$ 1,233	$ 1,674	$ 2,993	$ 1,748
Weighted-average common shares outstanding	14,478,746	14,720,524	14,472,449	14,718,364
Net effect of dilutive RRP awards	18,604	-	11,542	-
Weighted-average common shares outstanding and common stock equivalents	14,497,350	14,720,524	14,483,991	14,718,364
Diluted EPS	$ 0.09	$ 0.11	$ 0.21	$ 0.12

Note 7 - Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Instruments. The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to Statement 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The Statement provides relief for loan servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights. The Statement allows servicers to opt to measure their servicing rights at fair value, which is the same accounting basis used to measure derivatives. A servicer can also choose to continue applying the existing amortization method in SFAS No. 140. The Statement also requires additional disclosures regardless of which method is applied. The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.


Note 8 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:
	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$14,047	$-	$(447)	$13,600

	September 30, 2005
Agency mortgage-backed securities	$15,105	$-	$(275)	$14,830

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	March 31, 2006
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 642	$ 609
Due after ten years	13,405	12,991
Total	$14,047	$13,600

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended March 31, 2006 and 2005.

Mortgage-backed securities held to maturity consisted of the following:
	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$189,823	$120	$(6,242)	$183,701
Non-agency mortgage-backed securities	3,579	-	(133)	3,446
Total	$193,402	$120	$(6,375)	$187,147

	September 30, 2005
Agency mortgage-backed securities	$177,336	$323	$(2,607)	$175,052
Non-agency mortgage-backed securities	3,638	-	(77)	3,561
Total	$180,974	$323	$(2,684)	$178,613


The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	March 31, 2006
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 16	$ 16
Due after one year through five years	1,237	1,255
Due after five years through ten years	7,549	7,212
Due after ten years	184,600	178,664
Total	$193,402	$187,147

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2006 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$ 6,439	$ (230)	$ 7,161	$ (217)	$ 13,600	$ (447)
Mortgage-backed
securities, held to
maturity	128,384	(3,712)	50,119	(2,663)	178,503	(6,375)
Total	$134,823	$(3,942)	$57,280	$(2,880)	$192,103	$(6,822)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of March 31, 2006, the Bank had pledged mortgage-backed securities with an amortized cost of $113.1 million and a fair value of $108.4 million as collateral for advances at the Federal Home Loan Bank of Seattle ("FHLB"). The Company has also pledged a mortgage-backed security with an amortized cost of $3.3 million and a fair value of $3.1 million as collateral for a $1.5 million revolving line of credit from the Bank. As of March 31, 2006, there was no balance owed on the line of credit.


Note 9 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2006		September 30, 2005
	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
Real Estate Loans
One-to four-family residential	$293,579	61.11%	$252,126	58.00%
Multi-family residential	2,968	0.62	5,454	1.25
Commercial	128,231	26.70	116,432	26.78
Total real estate loans	424,778	88.43	374,012	86.03

Real Estate Construction Loans
One-to four-family residential	14,917	3.11	14,421	3.32
Multi-family residential	-	-	1,427	0.33
Commercial and land development	3,844	0.80	7,470	1.72
Total real estate construction loans	18,761	3.91	23,318	5.37

Consumer Loans
Home equity lines of credit	29,544	6.15	28,558	6.57
Automobile and RV	3,854	0.80	4,576	1.05
Other consumer	1,374	0.29	1,530	0.35
Total consumer loans	34,772	7.24	34,664	7.97

Commercial/business loans	2,034	0.42	2,759	0.63
	480,345	100.00%	434,753	100.00%
Less:
Deferred loan fees	1,134		927
Allowance for loan losses	2,984		2,882
Loans receivable, net	$476,227		$430,944

Note 10 - Subsequent Events

On April 19, 2006, the State of Idaho Department of Finance issued a cease and desist order with respect to sales of unregistered securities in 2005 by a former investment representative of the Company. The Company is aware of approximately $193,000 of unauthorized sales outstanding and is cooperating fully with the Department of Finance. At this time, the outcome of the action cannot be predicted and its financial impact, if any, cannot be assessed.

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
  statements regarding our business plan, prospects, growth and operating strategies;
  statements regarding the quality of our loan and investment portfolios; and
  estimates of our risks and future costs and benefits.


These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

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

Overview

The Company was organized as a federally-chartered stock corporation at the direction of the Association in connection with its mutual holding company reorganization. The reorganization was completed on December 6, 2004. In connection with the reorganization, the Association converted to a federally-chartered stock savings bank and changed its corporate title to "Home Federal Bank." In the reorganization, the Company sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the reorganization, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Company's common stock is traded on the NASDAQ Stock Market under the symbol "HOME" and is included in the America's Community Bankers NASDAQ Index.

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

The Bank serves the Treasure Valley region of southwestern Idaho, that includes Ada, Canyon, Elmore and Gem Counties, through our 14 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with four branches, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

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


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

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

General. Total assets increased $57.7 million, or 8.4%, to $747.3 million at March 31, 2006 from $689.6 million at September 30, 2005. Loans receivable increased $45.3 million, or 10.5% to $476.2 million to lead the overall asset growth. The demand for loans was funded with increased deposits of $35.3 million and FHLB advances of $20.6 million.

Assets. For the six months ended March 31, 2006 total assets increased $57.7 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at March 31, 2006	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)
Mortgage-backed securities, available for sale	$ 13,600	$ 14,830	$(1,230)	(8.3)%
Mortgage-backed securities, held to maturity	193,402	180,974	12,428	6.9
Loans receivable, net of allowance for loan losses	476,227	430,944	45,283	10.5
Property and equipment, net	13,296	11,995	1,301	10.8


Mortgage-backed securities increased $11.2 million to $207.0 million at March 31, 2006, from $195.8 million at September 30, 2005. For the six months ended March 31, 2006, the Company purchased $26.2 million of mortgage-backed securities that consisted primarily of hybrid adjustable and fixed rate securities with terms of 15 years or less. The Company purchases mortgage-backed securities to supplement loan originations during periods when the Company is not able to originate the desired type or volume of portfolio loans and to manage interest rate sensitivity.

Loans receivable, net, increased $45.3 million to $476.2 million at March 31, 2006, from $430.9 million at September 30, 2005. Single-family residential loans and commercial real estate loans increased $41.9 million and $8.2 million, respectively, during the six months ended March 31, 2006. During the period, the Company purchased $38.8 million of hybrid adjustable, one-to four-family mortgage loans. Purchased mortgage loans allow the Company to increase interest-earning assets, manage interest rate risk, and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. As of March 31, 2006, over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral.

Property and equipment, net increased $1.3 million to $13.3 million at March 31, 2006, from $12.0 million at September 30, 2005. The Company completed the conversion of its core processing system during the quarter ended December 31, 2005. The majority of the increase in property and equipment is for software and hardware related to the conversion.

Deposits. Deposits increased $35.3 million, or 8.9%, to $431.6 million at March 31, 2006, from $396.3 million at September 30, 2005. Certificates of deposit accounted for the majority of the increase in total deposits with certificates of 12 to 23 month terms having the largest increase in balances. The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at March 31, 2006	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 49,068	$ 46,311	$ 2,757	6.0%
Interest-bearing demand deposits	132,342	127,330	5,012	3.9
Savings deposits	25,583	25,219	364	1.4
Certificates of deposit	224,642	197,465	27,177	13.8
Total deposit accounts	$431,635	$396,325	$35,310	8.9%

Borrowings. Advances from the FHLB increased $20.6 million, or 11.7%, to $196.5 million at March 31, 2006, from $175.9 million at September 30, 2005. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $3.0 million, or 3.0%, to $104.4 million at March 31, 2006, from $101.4 million at September 30, 2005. The increase was primarily a result of the $3.0 million in net income and the allocation of ESOP shares and equity compensation totaling $726,000, offset by $595,000 of cash dividends paid to stockholders. On March 24, 2006, the Company paid $0.055 per share in cash dividends to stockholders of record, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended March 31, 2006 and March 31, 2005

General. Net income for the three months ended March 31, 2006 was $1.2 million, or $0.09 per diluted share, compared to net income of $1.7 million, or $0.11 per diluted share, for the three months ended March 31, 2005. The results for the quarter ended March 31, 2005 include a $386,000 pre-tax gain on the sale of a former branch. Excluding the gain on the sale of the branch, the Company had net income of $1.4 million, or $0.10 per diluted share, for the quarter ended March 31, 2005.


The following table reconciles the Company's actual net income to pro forma net income for the three months ended March 31, 2006 and 2005, exclusive of the gain on the sale of the branch, as adjusted for federal and state taxes:
	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$1,233	$1,674
Gain on sale of branch	-	(386)
Federal and state income tax effect	-	151
Pro forma net income	$1,233	$1,439
Earnings per share
Diluted as reported	$0.09	$0.11
Pro forma diluted	$0.09	$0.10

Net Interest Income. Net interest income increased $140,000, or 2.5%, to $5.6 million for the three months ended March 31, 2006, from $5.5 million for the three months ended March 31, 2005. The increase in net interest income was primarily attributable to an increase in average interest-earning assets and interest-bearing liabilities of $76.6 million and $63.2 million, respectively, which offset the compression of the Company's net interest margin.

The Company's net interest margin decreased 34 basis points to 3.33% for the quarter ended March 31, 2006, from 3.67% for the same quarter last year. The cost of interest-bearing liabilities increased 47 basis points to 2.86% for the second quarter of fiscal 2006 compared to 2.39% for the second quarter of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing and new loans over time will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2006 increased $1.2 million, or 13.9%, to $9.6 million, from $8.4 million for the three months ended March 31, 2005. The increase during the quarter was primarily attributable to the $76.6 million increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.67% as a result of the general increase in interest rates.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended March 31, 2006 and 2005:
	Three Months Ended March 31,
	2006		2005		Increase/ (Decrease) in Interest and Dividend Income from 2005
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)

Loans receivable, net	$456,732	6.21%	$413,365	6.09%	$ 797
Loans held for sale	2,358	6.26	1,471	5.41	17
Investment securities, available for sale, including interest-bearing deposits in other banks	5,526	4.34	2,982	2.28	43
Mortgage-backed securities	201,647	4.73	173,396	4.72	341
FHLB stock	9,591	-	8,044	1.49	(30)
Total interest-earning assets	$675,854	5.67%	$599,258	5.61%	$1,168


On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans. The suspension of FHLB dividends has not had a significant effect on our results of operations or financial condition.

Interest Expense. Interest expense increased $1.0 million, or 35.3%, to $3.9 million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005. The average balance of total interest-bearing liabilities increased $63.2 million, or 13.0%, to $550.7 million for the three months ended March 31, 2006 from $487.5 million for the three months ended March 31, 2005. The increase was primarily a result of growth in certificates of deposits and additional advances from the FHLB. As a result of general market rate increases following Federal Reserve rate hikes during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 47 basis points to 2.86% for the three months ended March 31, 2006 compared to 2.39% for the three months ended March 31, 2005.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2006 and 2005:
	Three Months Ended March 31,
	2006		2005		Increase/ (Decrease) in Interest Expense from 2005
	Average Balance	Cost	Average Balance	Cost
	(dollars in thousands)

Savings deposits	$ 25,537	0.20%	$ 25,358	0.21%	$ -
Interest-bearing demand deposits	98,914	0.41	95,453	0.27	37
Money market deposits	30,914	1.40	37,730	1.08	6
Certificates of deposit	214,727	3.49	176,139	2.92	589
FHLB advances	180,586	4.08	152,786	3.79	396
Total interest-bearing liabilities	$550,678	2.86%	$487,466	2.39%	$1,028

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The quarterly assessment may include several factors, including changes in size and composition of the loan portfolio, delinquency rates, charge-off rates, the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the bank's historical loss experience.

The provision for loan losses was $90,000 for the three months ended March 31, 2006, compared to $236,000 for the three months ended March 31, 2005. The $146,000, or 61.9% decrease in the provision reflects the Company's current credit quality and reduction of classified assets, nonperforming loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the three months ended March 31, 2006 and 2005:


	At or For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Provision for loan losses	$ 90	$ 236
Net charge-offs	30	84
Allowance for loan losses	2,984	2,827
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.62%	0.67%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	29,840.00%	1,197.88%
Nonperforming loans	$10	$236
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.002%	0.06%
Loans receivable, net	$476,227	$419,146

Despite an increase in bankruptcy filings prior to the October 17, 2005 effective date of the new bankruptcy laws, the Company has not experienced a significant increase in loan losses as a result of charge-offs related to these additional filings. Management considers the allowance for loan losses at March 31, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income decreased $152,000, or 5.8%, to $2.5 million for the three months ended March 31, 2006 from $2.6 million for the three months ended March 31, 2005. The decrease in noninterest income is primarily attributable to a $386,000 gain on the sale of a former branch that occurred in the quarter ended March 31, 2005, offset by an increase in service charges and fees and gains on loan sales in the current quarter. The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(dollars in thousands)

Service fees and charges	$2,115	$1,952	$ 163	8.4%
Gain on sale of loans	195	72	123	170.8
Increase in cash surrender value of bank owned life insurance	108	87	21	24.1
Loan servicing fees	159	168	(9)	(5.4)
Mortgage servicing rights, net	(64)	(58)	(6)	10.3
Other	(24)	420	(444)	(105.7)
Total noninterest income	$2,489	$2,641	$(152)	(5.8)%

The Company performs a quarterly review of mortgage servicing rights for potential declines in value. For the three months ended March 31, 2006, the Company determined there was no impairment of the mortgage servicing rights. For the current quarter, amortization of the servicing rights exceeded the servicing rights capitalized as the majority of loans were sold with the servicing rights released. The mortgage servicing right was 1.10% of mortgage loans serviced for others at March 31, 2006, compared to 1.18% at March 31, 2005. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage-servicing asset declines.


Noninterest Expense. Noninterest expense increased $858,000, or 16.5%, to $6.1 million for the three months ended March 31, 2006 from $5.2 million for the three months ended March 31, 2005.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$3,770	$3,096	$674	21.8%
Occupancy and equipment	694	682	12	1.8
Data processing	520	376	144	38.3
Advertising	257	310	(53)	(17.1)
Other	810	729	81	11.1
Total noninterest expense	$6,051	$5,193	$858	16.5%

Noninterest expense increased $858,000, or 16.5%, to $6.1 million for the three months ended March 31, 2006 from $5.2 million for the three months ended March 31, 2005. Compensation and benefits increased $674,000 to $3.8 million for the quarter ended March 31, 2006 from $3.1 million for the same quarter a year ago. The majority of the increase is attributable to the establishment of the equity compensation plans during various times of the prior fiscal year, annual merit increases, and an increase in employee commissions and incentive plans. The equity compensation plans include the Company's employee stock ownership plan, 2005 Recognition and Retention Plan and 2005 Stock Option and Incentive Plan. See Note 5 of the Notes to Consolidated Financial Statements contained herein for further information. As of March 31, 2006, the Company employed 231 full-time equivalent employees, compared to 240 at March 31, 2005. Data processing costs increased 38.3% as a result of the outsourcing of the Company's check processing function as part of the conversion of its core processing system in November 2005. Other operating expenses increased primarily as a result of the write-off of uncollectible accounts related to the conversion of the Company's internal check processing system and an increase in fraudulent debit card transactions.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 74.5% for the three months ended March 31, 2006 compared to 63.8% for the three months ended March 31, 2005. Excluding the non-recurring gain on the sale of a former branch, the efficiency ratio was 67.0% for the three months ended March 31, 2005. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $283,000, or 27.4%, to $749,000 for the three months ended March 31, 2006 from $1.0 million for the same period a year ago. Income before income taxes was $2.0 million for the three months ended March 31, 2006 compared to $2.7 million for the three months ended March 31, 2005. The Company's combined federal and state effective income tax rate for the current quarter was 37.8% compared to 38.1% for the same quarter of the prior fiscal year.

Comparison of Operating Results for the Six Months ended March 31, 2006 and March 31, 2005

General. Net income for the six months ended March 31, 2006 was $3.0 million, or $0.21 per diluted share, compared to net income of $1.7 million, or $0.12 per diluted share, for the six months ended March 31, 2005. The results for the six months ended March 31, 2005 include a $386,000 pre-tax gain on the sale of a former branch and a $1.8 million pre-tax expense for establishing the Foundation. Excluding the gain on the sale of the branch and the expense for establishing the Foundation, the Company had net income of $2.6 million, or $0.18 per diluted share, for the six months ended March 31, 2005.


The following table reconciles the Company's actual net income to pro forma net income for the six months ended March 31, 2006 and 2005, exclusive of the sale of the branch and the contribution to the Foundation, as adjusted for federal and state taxes:
	Six Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$2,993	$1,748
Gain on sale of branch	-	(386)
Contribution to Foundation	-	1,825
Federal and state income tax effect	-	(561)
Pro forma net income	$2,993	$2,626
Earnings per share
Diluted as reported	$0.21	$0.12
Pro forma diluted	$0.21	$0.18

Net Interest Income. Net interest income increased $1.1 million, or 10.8%, to $11.6 million for the six months ended March 31, 2006, from $10.5 million for the six months ended March 31, 2005. Average total interest-earning assets increased $80.6 million, or 13.8% to $664.4 million for the six months ended March 31, 2006 from $583.8 million for the same period last year. The increase in interest-earning assets was primarily a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering in December 2004 and purchases of hybrid adjustable mortgage-backed securities and loans since then to achieve a desired level of interest-earning assets.

The Company's net interest margin decreased nine basis points to 3.50% for the six months ended March 31, 2006, from 3.59% for the same period last year. The cost of deposits was 2.04% for the first six months of fiscal 2006 compared to 1.65% for the first six months of the prior year. For the quarter ended December 31, 2005, the Company revised its estimate of accrued interest on an escalator certificate of deposit product, resulting in a $310,000 reduction in interest expense for the quarter ended December 31, 2005. Excluding the revision, the net interest margin and cost of deposits for the first six months were 3.37% and 2.21%, respectively. The decline in net interest margin to 3.37% reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing and new loans over time will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2006 increased $2.8 million, or 17.6%, to $18.9 million, from $16.1 million for the six months ended March 31, 2005. The increase was primarily attributable to the $80.6 million increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.70% as a result of the general increase in interest rates.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the six months ended March 31, 2006 and 2005:
	Six Months Ended March 31,
	2006		2005		Increase/ (Decrease) in Interest and Dividend Income from 2005
	Average Balance	Yield	Average Balance	Yield
	(dollars in thousands)

Loans receivable, net	$446,441	6.20%	$406,417	6.07%	$1,499
Loans held for sale	3,852	6.07	1,953	5.58	180
Investment securities, available for sale, including interest-bearing deposits in other banks	3,596	3.95	26,717	1.95	(189)
Mortgage-backed securities	200,910	4.75	140,938	4.84	1,364
FHLB stock	9,591	-	7,735	0.78	(30)
Total interest-earning assets	$664,390	5.70%	$583,760	5.51%	$2,824

On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans. The suspension of FHLB dividends has not had a significant effect on our results of operations or financial condition.

Interest Expense. Interest expense increased $1.7 million, or 30.2%, to $7.3 million for the six months ended March 31, 2006 from $5.6 million for the six months ended March 31, 2005. The average balance of total interest-bearing liabilities increased $48.1 million, or 9.8%, to $539.5 million for the six months ended March 31, 2006 from $491.4 million for the six months ended March 31, 2005. The increase was primarily a result of growth in certificates of deposit and additional advances from the FHLB. As a result of general market rate increases following Federal Reserve rate hikes during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 42 basis points to 2.70% for the six months ended March 31, 2006 compared to 2.28% for the six months ended March 31, 2005.

The following table details average balances, cost of funds and the change in interest expense for the six months ended March 31, 2006 and 2005:
	Six Months Ended March 31,
	2006		2005		Increase/ (Decrease) in Interest Expense from 2005
	Average Balance	Cost	Average Balance	Cost
	(dollars in thousands)

Savings deposits	$ 25,420	0.20%	$ 25,446	0.20%	$ -
Interest-bearing demand deposits	97,688	0.39	113,861	0.26	43
Money market deposits	31,650	1.40	39,158	1.01	24
Certificates of deposit	207,446	3.14	172,067	2.93	737
FHLB advances	177,309	4.06	140,827	3.85	887
Total interest-bearing liabilities	$539,513	2.70%	$491,359	2.28%	$1,691

Provision for Loan Losses. The provision for loan losses was $145,000 for the six months ended March 31, 2006, compared to $295,000 for the six months ended March 31, 2005. The $150,000, or 50.9% decrease in the provision reflects the Company's current credit quality and reduction of classified assets, nonperforming loans and net charge-offs. Management considers the allowance for loan losses at March 31, 2006 to be adequate to cover probable losses inherent in the loan portfolio. The following table details selected activity associated with the allowance for loan losses for the six months ended March 31, 2006 and 2005:

	At or For the Six Months Ended March 31,
	2006	2005
	(dollars in thousands)
Provision for loan losses	$ 145	$ 295
Net charge-offs	43	105
Allowance for loan losses	2,984	2,827
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.62%	0.67%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	29,840.00%	1,197.88%
Nonperforming loans	$10	$236
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.002%	0.06%
Loans receivable, net	$476,227	$419,146

Noninterest Income. Noninterest income increased $432,000, or 8.9%, to $5.3 million for the six months ended March 31, 2006 from $4.9 million for the six months ended March 31, 2005. The increase in noninterest income is primarily attributable to a $590,000 increase in service charges as a result of enhancements to the retail checking program related to the core processing conversion in the prior quarter. Gains on sale of loans also increased $366,000 from $140,000 for the six months ended March 31, 2005 to $506,000 for the comparable period in 2006 as loans sold to investors increased to $37.2 million for the six months ended March 31, 2006 from $24.3 million for the six months ended March 31, 2005. As a result of the Company's conversion of its core processing system during the quarter ended December 31, 2005, the Company retired fixed assets and software related to the prior system, resulting in an $86,000 charge to gains and losses on fixed assets, included in other noninterest income for the six months ended March 31, 2006. Other noninterest income for the six months ended March 31, 2005 included a $386,000 gain on the sale of a former branch.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Six Months Ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(dollars in thousands)

Service fees and charges	$4,501	$3,911	$590	15.1%
Gain on sale of loans	506	140	366	261.4
Increase in cash surrender value of bank owned life insurance	190	162	28	17.3
Loan servicing fees	319	340	(21)	(6.2)
Mortgage servicing rights, net	(160)	(154)	(6)	3.9
Other	(66)	459	(525)	(114.4)
Total noninterest income	$5,290	$4,858	$432	8.9%


Noninterest Expense. Noninterest expense decreased $319,000, or 2.6%, to $11.9 million for the six months ended March 31, 2006 from $12.2 million for the six months ended March 31, 2005. The following table provides a detailed analysis of the changes in components of noninterest expense:
	Six Months Ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$ 7,576	$ 6,149	$ 1,427	23.2%
Occupancy and equipment	1,422	1,401	21	1.5
Data processing	861	819	42	5.1
Advertising	471	650	(179)	(27.5)
Contribution to Foundation	-	1,825	(1,825)	(100.0)
Other	1,601	1,406	195	13.9
Total noninterest expense	$11,931	$12,250	$ (319)	(2.6)%

For the six months ended March 31, 2005, the Company established the Foundation by contributing $1.8 million, consisting of 146,004 shares of its common stock and $365,000 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area.

Excluding the contribution to the Foundation, noninterest expense increased $1.5 million for the six months ended March 31, 2006. Compensation and benefits accounted for $1.4 million of the increase to $7.6 million for the six months ended March 31, 2006 as compared to $6.1 million for the same period a year ago. The majority of the increase in compensation and benefits is attributable to the establishment of the equity compensation plans during various times of the prior fiscal year, annual merit increases, and increases in employee commissions and incentive plans. See Note 5 of the Notes to Consolidated Financial Statements contained herein for further information. Other operating expenses increased primarily as a result of the write-off of uncollectible accounts related to the conversion of the Company's internal check processing system, an increase in fraudulent debit card transactions and an increase in monthly service charges by the Federal Reserve related to the conversion of the internal check processing system.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 70.6% for the six months ended March 31, 2006 compared to 79.9% for the six months ended March 31, 2005. Excluding the non-recurring contribution to the Foundation and the gain on the sale of a former branch, the efficiency ratio was 69.7% for the six months ended March 31, 2005.

Income Tax Expense. Income tax expense increased $789,000, or 75.3%, to $1.8 million for the six months ended March 31, 2006 from $1.0 million for the same period a year ago. Income before income taxes was $4.8 million for the six months ended March 31, 2006 compared to $2.8 million for the six months ended March 31, 2005. The Company's combined federal and state effective income tax rate for the current period was 38.0% compared to 37.5% for the same period of the prior fiscal year.

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


At March 31, 2006, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2006, the Bank was in compliance with the collateral requirements and $94.5 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At March 31, 2006, certificates of deposits amounted to $224.6 million, or 52.0% of total deposits, including $143.0 million that are scheduled to mature by March 31, 2007. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the FHLB, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2006:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$15,440
Adjustable rate	7,123
Undisbursed balance of loans closed	19,823
Unused lines of credit	29,747
Commercial letters of credit	69
Total	$72,202

Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At March 31, 2006, the Company exceeded all regulatory capital requirements. Total equity of the Company was $104.4 million at March 31, 2006, or 14.0% of total assets on that date.

The Bank's regulatory capital ratios at March 31, 2006 were as follows: Tier 1 capital of 11.5%; Tier 1 risk-based capital of 19.2%; and total risk-based capital of 19.9%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.

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


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

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2006, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

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

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended March 31, 2006. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on January 23, 2006. The results of the vote on the two items presented at the meeting were as follows:

Proposal 1. Election of Directors
		FOR		WITHHELD
	Term to Expire	Number of Votes	Percentage	Number of Votes	Percentage
Fred H. Helpenstell, M.D.	2009	14,238,608	98.68%	190,583	1.32%
Richard J. Navarro	2009	14,391,084	99.74%	38,107	0.26%
Daniel L. Stevens	2009	14,290,865	99.04%	138,326	0.96%

    Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office: N. Charles Hedemark, Thomas W. Malson, James R. Stamey and Robert A. Tinstman.

    Proposal 2. Ratification of the appointment of Independent Auditors

    Stockholders ratified the appointment of Moss Adams LLP as the Company's independent auditors for the fiscal year ending September 30, 2006 by the following vote:
	Number of Votes	Percentage
FOR	14,405,981	99.84%
AGAINST	13,686	0.09%
ABSTAIN	9,523	0.07%

The 8,979,246 shares held by Home Federal MHC were included in the voting for both proposals.


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

                                                                                                        Home Federal Bancorp, Inc.

Date:  May 9, 2006                                                                       /s/ Daniel L. Stevens
                                                                                                        Daniel L. Stevens
                                                                                                        Chairman, President and
                                                                                                        Chief Executive Officer
                                                                                                       (Principal Executive Officer)

Date: May 9, 2006                                                                        /s/ Robert A. Schoelkoph
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

Date: May 9, 2006                                                                                            /s/ Daniel L. Stevens
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

Date: May 9, 2006                                                                                    /s/ Robert A. Schoelkoph
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

Dated: May 9, 2006
