Form 10-Q
period 2006-06-30
HOME FEDERAL BANCORP INC
filed 2006-08-07
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006

or

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
          Yes  [  ]     No   [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,154,114 shares outstanding as of August 1, 2006.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 14,358	$ 19,033
Mortgage-backed securities available for sale, at fair value	12,678	14,830
Mortgage-backed securities held to maturity, at cost	190,273	180,974
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $3,160 and $2,882	494,016	430,944
Loans held for sale	5,065	5,549
Accrued interest receivable	2,984	2,458
Property and equipment, net	13,118	11,995
Mortgage servicing rights, net	2,624	2,671
Bank owned life insurance	10,665	10,099
Real estate and other property owned	-	534
Other assets	1,306	899
TOTAL ASSETS	$ 756,678	$ 689,577

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 48,798	$ 46,311
Interest-bearing demand deposits	132,652	127,330
Savings deposits	24,398	25,219
Certificates of deposit	233,622	197,465
Total deposit accounts	439,470	396,325

Advances by borrowers for taxes and insurance	1,096	3,898
Interest payable	978	1,670
Deferred compensation	3,634	3,049
FHLB advances	197,722	175,932
Deferred income tax liability	782	1,205
Other liabilities	6,989	6,131
Total liabilities	650,671	588,210
STOCKHOLDERS' EQUITY

Serial preferred stock, $.01 par value; 5,000,000 authorized, issued and outstanding, none	-	-
Common stock, $.01 par value; 50,000,000 authorized, issued and outstanding:	152	149
June 30, 2006 - 15,208,750 issued, 15,154,114 outstanding
Sept. 30, 2005 - 15,208,750 issued, 14,910,658 outstanding
Additional paid-in capital	56,923	56,115
Retained earnings	53,462	49,818
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,240)	(4,550)
Accumulated other comprehensive loss	(290)	(165)
Total stockholders' equity	106,007	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 756,678	$ 689,577

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Interest and dividend income:
Loan interest	$ 7,896	$ 6,666	$ 21,959	$ 19,050
Investment interest	43	11	114	271
Mortgage-backed security interest	2,448	2,071	7,220	5,479
FHLB dividends	-	-	-	30
Total interest and dividend income	10,387	8,748	29,293	24,830
Interest expense:
Deposits	2,493	1,602	6,187	4,492
FHLB advances	2,100	1,531	5,696	4,240
Total interest expense	4,593	3,133	11,883	8,732
Net interest income	5,794	5,615	17,410	16,098
Provision for loan losses	175	161	320	456
Net interest income after provision for loan losses	5,619	5,454	17,090	15,642
Noninterest income:
Service charges and fees	2,392	2,146	6,893	6,057
Gain on sale of loans	288	62	794	202
Increase in cash surrender value of bank owned life insurance	95	91	285	253
Loan servicing fees	151	166	470	506
Mortgage servicing rights, net	113	(245)	(47)	(399)
Other	14	472	(52)	931
Total noninterest income	3,053	2,692	8,343	7,550
Noninterest expense:
Compensation and benefits	3,852	3,195	11,428	9,344
Occupancy and equipment	651	690	2,073	2,091
Data processing	503	427	1,364	1,246
Advertising	269	239	740	889
Postage and supplies	196	186	616	584
Professional services	278	276	641	698
Insurance and taxes	106	91	320	241
Charitable contribution to Foundation	-	-	-	1,825
Other	276	442	880	878
Total noninterest expense	6,131	5,546	18,062	17,796
Income before income taxes	2,541	2,600	7,371	5,396
Income tax expense	980	802	2,817	1,850
NET INCOME	$ 1,561	$ 1,798	$ 4,554	$ 3,546

Earnings per common share:
Basic	$0.11	$0.12	$0.31	$0.24
Diluted	$0.11	$0.12	$0.31	$0.24

Weighted average number of shares outstanding:
Basic	14,491,205	14,735,474	14,478,701	14,725,923
Diluted	14,563,609	14,735,474	14,503,587	14,725,923

Dividends declared per share:	$0.055	$0.050	$0.160	$0.050

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2004	-	$ -	$ -	$ 45,099	$ -	$ (2)	$ 45,097

Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share)(1)				(564)			(564)

Comprehensive income:
Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367
Restricted stock issued, net of forfeitures	243,456	3	(3)				-
ESOP shares committed to be released			187		310		497
Share-based compensation expense			624				624
Dividends paid ($0.160 per share) (1)				(910)			(910)

Comprehensive income:
Net income				4,554			4,554
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(125)	(125)
Comprehensive income:							4,429
Balance at June 30, 2006	15,154,114	$152	$56,923	$53,462	$(4,240)	$(290)	$106,007
(1)  Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,554	$ 3,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,226	1,261
Net accretion of premiums and discounts on investments	(69)	(29)
Loss (gain) on sale of fixed assets and repossessed assets	115	(361)
Income from death benefits on bank owned life insurance	-	(456)
ESOP shares committed to be released	497	425
Equity compensation expense	624	-
Non-cash contribution to Foundation	-	1,460
Provision for loan losses	320	456
FHLB stock dividend	-	(30)
Deferred compensation expense	585	404
Net deferred loan fees	414	(178)
Deferred income tax benefit	(340)	(678)
Net gain on sale of loans	(794)	(231)
Proceeds from sale of loans held for sale	59,205	39,392
Originations of loans held for sale	(58,114)	(39,112)
Impairment (write-up) of mortgage servicing rights	(201)	300
Net increase in value of bank owned life insurance	(285)	(253)
Change in assets and liabilities:
Interest receivable	(525)	(318)
Other assets	(187)	(499)
Interest payable	(692)	228
Other liabilities	(609)	2,245
Net cash provided by operating activities	5,724	7,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	21,045	13,820
Purchase of mortgage-backed securities held to maturity	(30,259)	(81,517)
Proceeds from sale and maturity of mortgage-backed securities available for sale	1,928	2,138
Purchase of mortgage-backed securities available for sale	-	(19,261)
Purchases of property and equipment	(972)	(1,669)
Purchase of FHLB stock	-	(2,244)
Loan originations and principal collections, net	(24,828)	(42,190)
Purchased loans	(38,782)	-
Proceeds from disposition of property and equipment	19	560
Proceeds from death benefits on bank owned life insurance	-	752
Purchase of bank owned life insurance	(281)	-
Proceeds from sale of repossessed assets	510	148
Net cash used in investing activities	(71,620)	(129,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	43,144	38,024
Net decrease in advances by borrowers for taxes and insurance	(2,802)	(1,663)
Proceeds from FHLB advances	186,550	230,500
Repayment of FHLB advances	(164,761)	(171,547)
Stock subscription orders refunded	-	(220,813)
Dividends paid	(910)	(287)
Net proceeds from stock issuance	-	53,591
Net cash provided by (used in) financing activities	61,221	(72,195)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,675)	(194,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,033	215,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 14,358	$ 21,577


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 12,575	$ 8,504
Income taxes	3,296	2,575

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	2	790
Fair value adjustment to securities available for sale, net of taxes	(125)	(41)

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

The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

At June 30, 2006, there were no material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2005 Form 10-K.

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

.	6


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

Note 4 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. As of October 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period and, therefore, the fair value of these awards will be accrued ratably over a five-year period as compensation expense. As of June 30, 2006, restricted stock awards of 243,456 shares of common stock were outstanding. None of the 243,456 shares outstanding have vested as of June 30, 2006. The Company has an aggregate of 54,636 restricted shares available for future issuance under the RRP.

Restricted stock activity is summarized in the following table:
	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2005	-	$ -
Granted	255,380	12.70
Forfeited	(11,924)	12.70
Exercised	-	-
Outstanding at June 30, 2006	243,456	$12.70


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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company's stock. Expected forfeiture rate is the estimated forfeiture rate based upon the circumstances of the individuals that received stock options. Expected dividends represent the Company's estimated annual dividend rate over the expected life.

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2005	3.98%	5.50	14.96%	3.03%	2.00%
Options granted in 2006	4.58%	7.50	15.51%	- %	2.00%

Stock option activity is summarized in the following table:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2005	581,278	$12.20	$2.08
Granted	40,000	12.85	2.86
Forfeited	(22,357)	12.20	2.08
Exercised	-	-	-
Outstanding at June 30, 2006	598,921	$12.24	$2.13

Options outstanding at June 30, 2006 were as follows:
		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$12.20	9.1	558,921	$12.20	$816,000	-	$ -	$ -
12.85	9.7	40,000	12.85	32,000	-	-	-
		598,921		$848,000	-		$ -


The total fair value of options granted was approximately $1.3 million. The fair value of the options granted is amortized ratably over the vesting period of the options. For the nine months ended June 30, 2006, there were no cash proceeds received from the exercise of options. The following table illustrates the effect of the change, from applying the original provisions of SFAS No. 123, to the adoption of SFAS No. 123(R), on the Company's results of operations for the three months ended and nine months ended June 30, 2006.
	Three Months Ended June 30, 2006			Nine Months Ended June 30, 2006

	Using Previous Accounting	Pro Forma Adjustments	As Reported	Using Previous Accounting	Pro Forma Adjustments	As Reported

	(in thousands, except per share data)

Income before income taxes	$2,598	$(57)	$2,541	$7,533	$(162)	$7,371
Income taxes	986	(6)	980	2,832	(15)	2,817
Net income	$1,612	$(51)	$1,561	$4,701	$ (147)	$4,554

Basic earnings per share	$0.11	$ -	$0.11	$0.32	$(.01)	$0.31
Diluted earnings per share	0.11	-	0.11	0.32	(.01)	0.31

The Company's net income and earnings per share would have been unchanged for the three and nine months ended June 30, 2005, as no stock options had been granted by the Company at that time.

The compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:
	Stock Options	Restricted Stock	Total Awards

	(in thousands)
Remainder of 2006	$ 57	$ 155	$ 212
2007	228	618	846
2008	228	618	846
2009	228	618	846
2010	228	618	846
2011	10	2	12
Total	$979	$2,629	$3,608

Note 5 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options and from assumed vesting of shares awarded but not released under the Company's RRP plan. There were no restricted stock awards or stock options granted as of June 30, 2005. Therefore, basic and diluted EPS are the same as of June 30, 2005. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.


The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$1,561	$1,798	$4,554	$3,546
Weighted-average common shares outstanding	14,491,205	14,735,474	14,478,701	14,725,923
Basic earnings per share	$0.11	$0.12	$0.31	$0.24

Diluted EPS:
Income available to common stockholders	$1,561	$1,798	$4,554	$3,546
Weighted-average common shares outstanding	14,491,205	14,735,474	14,478,701	14,725,923
Net effect of dilutive SOP awards	24,611	-	-
Net effect of dilutive RRP awards	47,793	-	24,886	-
Weighted-average common shares outstanding and common stock equivalents	14,563,609	14,735,474	14,503,587	14,725,923
Diluted EPS	$0.11	$0.12	$0.31	$0.24

Note 6 - Recently Issued Accounting Standards

For the quarter ended June 30, 2006, there were no new accounting pronouncements that will have a significant impact on the Company's financial statements.

Note 7 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:
	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$13,161	$ -	$(483)	$12,678

	September 30, 2005
Agency mortgage-backed securities	$15,105	$ -	$(275)	$14,830


The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	June 30, 2006
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 607	$ 576
Due after ten years	12,554	12,102
Total	$13,161	$12,678

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended June 30, 2006 and 2005.

Mortgage-backed securities held to maturity consisted of the following:
	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$186,718	$61	$(8,063)	$178,716
Non-agency mortgage-backed securities	3,555	-	(160)	3,395
Total	$190,273	$61	$(8,223)	$182,111

	September 30, 2005
Agency mortgage-backed securities	$177,336	$323	$(2,607)	$175,052
Non-agency mortgage-backed securities	3,638	-	(77)	3,561
Total	$180,974	$323	$(2,684)	$178,613

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	June 30, 2006
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 21	$ 21
Due after one year through five years	1,031	1,039
Due after five years through ten years	7,345	6,971
Due after ten years	181,876	174,080
Total	$190,273	$182,111


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2006 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$ 6,017	$ (256)	$ 6,661	$ (227)	$ 12,678	$ (483)
Mortgage-backed
securities, held to
maturity	121,125	(4,862)	54,472	(3,361)	175,597	(8,223)
Total	$127,142	$(5,118)	$61,133	$(3,588)	$188,275	$(8,706)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of June 30, 2006, the Bank had pledged mortgage-backed securities with an amortized cost of $109.1 million and a fair value of $103.2 million as collateral for advances at the FHLB. The Company has also pledged a mortgage-backed security with an amortized cost of $3.1 million and a fair value of $2.9 million as collateral for a $1.5 million revolving line of credit from the Bank. As of June 30, 2006, there was no balance owed on the line of credit.


Note 8 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2006		September 30, 2005
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate Loans
One-to four-family residential	$295,453	59.28%	$252,126	58.00%
Multi-family residential	7,093	1.42	5,454	1.25
Commercial	130,120	26.11	116,432	26.78
Total real estate loans	432,666	86.81	374,012	86.03

Real Estate Construction Loans
One-to four-family residential	18,793	3.77	14,421	3.32
Multi-family residential	-	-	1,427	0.33
Commercial and land development	6,538	1.31	7,470	1.72
Total real estate construction loans	25,331	5.08	23,318	5.37

Consumer Loans
Home equity	32,478	6.52	28,558	6.57
Automobile and RV	3,579	0.72	4,576	1.05
Other consumer	1,453	0.29	1,530	0.35
Total consumer loans	37,510	7.53	34,664	7.97

Commercial/Business loans	2,910	0.58	2,759	0.63
	498,417	100.00%	434,753	100.00%
Less:
Deferred loan fees	1,241		927
Allowance for loan losses	3,160		2,882
Loans receivable, net	$494,016		$430,944

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

Overview

The Company was organized as a federally-chartered stock corporation at the direction of the Association in connection with its mutual holding company reorganization. The reorganization was completed on December 6, 2004. In connection with the reorganization, the Association converted to a federally-chartered stock savings bank and changed its corporate title to "Home Federal Bank." In the reorganization, the Company sold 40.00% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the reorganization, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. The Company's common stock is traded on the NASDAQ Global Market under the symbol "HOME" and is included in the America's Community Bankers NASDAQ Index.

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

The local economy is primarily urban with the city of Boise being the most populous of the markets that we serve, followed by Nampa, the state's second largest city. The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon Counties and include the headquarters of Micron Technology, Washington Group International, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, two regional medical centers and Idaho state government agencies. The city of Boise is also home to Boise State University, the state's largest and fastest growing university.

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

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the Bank's historical loss experience.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

General. Total assets increased $67.1 million, or 9.7%, to $756.7 million at June 30, 2006 from $689.6 million at September 30, 2005. Loans receivable, net, increased $63.1 million, or 14.6%, to $494.0 million and was the primary reason for the asset growth during the nine-month period. The demand for loans was funded with increased deposits of $43.1 million and FHLB advances of $21.8 million.


Assets. For the nine months ended June 30, 2006 total assets increased $67.1 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at June 30, 2006	Balance at September 30, 2005	Amount	Percent

	(dollars in thousands)
Mortgage-backed securities, available for sale	$ 12,678	$ 14,830	$(2,152)	(14.5)%
Mortgage-backed securities, held to maturity	190,273	180,974	9,299	5.1
Loans receivable, net of allowance for loan losses	494,016	430,944	63,072	14.6
Property and equipment, net	13,118	11,995	1,123	9.4

Mortgage-backed securities increased $7.1 million to $203.0 million at June 30, 2006, from $195.8 million at September 30, 2005. For the nine months ended June 30, 2006, the Company purchased $30.3 million of mortgage-backed securities that consisted primarily of hybrid adjustable and fixed rate securities with terms of 15 years or less. Normal repayments of principal totaled $23.0 million for the nine months ended June 30, 2006. The Company purchases mortgage-backed securities to manage interest rate sensitivity and to supplement loan originations during periods when the Company is not able to originate the desired type or volume of portfolio loans.

Loans receivable, net, increased $63.1 million to $494.0 million at June 30, 2006, from $430.9 million at September 30, 2005. Single-family residential loans and commercial real estate loans increased $47.7 million and $12.8 million, respectively, during the nine months ended June 30, 2006. During the period, the Company purchased $38.8 million of hybrid adjustable, one-to four-family mortgage loans located primarily in the Northwestern United States. Purchased mortgage loans allow the Company to increase interest-earning assets, manage interest rate risk, and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. As of June 30, 2006, over 90% of the Company's loan portfolio is secured by real estate, either as primary or secondary collateral.

Property and equipment, net, increased $1.1 million to $13.1 million at June 30, 2006, from $12.0 million at September 30, 2005. The majority of the increase in property and equipment is for software and hardware related to the conversion of the Company's core processing system during the quarter ended December 31, 2005.

Deposits. Deposits increased $43.1 million, or 10.9%, to $439.5 million at June 30, 2006, from $396.3 million at September 30, 2005. Certificates of deposit accounted for the majority of the increase in total deposits during the period with certificates of 12 to 23 month terms having the largest increase in balances. The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at June 30, 2006	Balance at September 30, 2005	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 48,798	$ 46,311	$ 2,487	5.4%
Interest-bearing demand deposits	132,652	127,330	5,322	4.2
Savings deposits	24,398	25,219	(821)	(3.3)
Certificates of deposit	233,622	197,465	36,157	18.3
Total deposit accounts	$439,470	$396,325	$43,145	10.9%

Borrowings. Advances from the FHLB increased $21.8 million, or 12.4%, to $197.7 million at June 30, 2006, from $175.9 million at September 30, 2005. The Company uses advances from the FHLB as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $4.6 million, or 4.6%, to $106.0 million at June 30, 2006, from $101.4 million at September 30, 2005. The increase was primarily a result of the $4.6 million in net income and the allocation of ESOP shares and equity compensation totaling $1.1 million, offset by $910,000 in cash dividends paid


to stockholders. On June 15, 2006, the Company paid $0.055 per share in cash dividends to stockholders of record as of June 1, 2006, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended June 30, 2006 and June 30, 2005

General. Net income for the three months ended June 30, 2006 was $1.6 million, or $0.11 per diluted share, compared to net income of $1.8 million, or $0.12 per diluted share, for the three months ended June 30, 2005.

Net Interest Income. Net interest income increased $179,000, or 3.2%, to $5.8 million for the three months ended June 30, 2006, from $5.6 million for the three months ended June 30, 2005. The increase in net interest income was primarily attributable to an increase in average interest-earning assets and interest-bearing liabilities of $96.1 million and $82.4 million, respectively, which offset the compression of the Company's net interest margin.

The Company's net interest margin decreased 39 basis points to 3.25% for the quarter ended June 30, 2006, from 3.64% for the same quarter last year. The cost of interest-bearing liabilities increased 65 basis points to 3.15% for the third quarter of fiscal 2006 compared to 2.50% for the third quarter of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing and new loans will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2006 increased $1.6 million, or 18.7%, to $10.4 million, from $8.7 million for the three months ended June 30, 2005. The increase during the quarter was primarily attributable to the $96.1 million, or 15.6%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.82% from 5.66% during the three months ended June 30, 2005 as a result of the general increase in interest rates.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended June 30, 2006 and 2005:
	Three Months Ended June 30,
	2006		2005		Increase/ (Decrease) in Interest and Dividend Income from 2005
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Loans receivable, net	$490,671	6.39%	$429,082	6.19%	$1,200
Loans held for sale	3,724	6.26	1,972	5.58	30
Investment securities, available for sale, including interest-bearing deposits in other banks	3,658	4.70	1,501	2.93	32
Mortgage-backed securities	206,257	4.75	176,371	4.70	377
FHLB stock	9,591	-	8,846	-	-
Total interest-earning assets	$713,901	5.82%	$617,772	5.66%	$1,639

On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans. The suspension of FHLB dividends has not had a significant effect on our results of operations or financial condition.

Interest Expense. Interest expense increased $1.5 million, or 46.6%, to $4.6 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005. The average balance of total interest-bearing liabilities increased $82.4 million, or 16.4%, to $583.6 million for the three months ended June 30, 2006 from $501.2 million for the three months ended June 30, 2005. The increase was primarily a result of growth in certificates of deposits and additional advances from the FHLB. As a result of general market rate increases following Federal Reserve rate increases during the past several quarters, the average cost of funds for total interest-


bearing liabilities increased 65 basis points to 3.15% for the three months ended June 30, 2006 compared to 2.50% for the three months ended June 30, 2005.

The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2006 and 2005:
	Three Months Ended June 30,
	2006		2005		Increase/ (Decrease) in Interest Expense from 2005
	Average Balance	Cost	Average Balance	Cost

	(dollars in thousands)

Savings deposits	$ 25,015	0.20%	$ 26,167	0.20%	$ (1)
Interest-bearing demand deposits	99,836	0.54	97,872	0.29	64
Money market deposits	31,975	1.86	33,577	1.13	54
Certificates of deposit	228,781	3.84	183,443	3.10	774
FHLB advances	198,010	4.24	160,175	3.82	569
Total interest-bearing liabilities	$583,617	3.15%	$501,234	2.50%	$1,460

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The quarterly assessment may include several factors, including changes in size and composition of the loan portfolio, delinquency rates, charge-off rates, the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific larger balance loan has been impaired and a loss is probable. The general allowance component relates to groups of homogeneous loans with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the bank's historical loss experience.

A provision for loan losses of $175,000 was established by management in connection with its analysis of the loan portfolio for the quarter ended June 30, 2006, compared to a provision for loan losses of $161,000 established for the same quarter of 2005. The $14,000, or 8.7%, increase in the provision reflects the increase in loans receivable, partially offset by the Company's current credit quality, reduction of classified assets, nonperforming loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2006 and 2005:

	At or For the Three Months Ended June 30,
	2006	2005

	(dollars in thousands)
Provision for loan losses	$ 175	$ 161
Net charge-offs	1	85
Allowance for loan losses	3,160	2,903
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.63%	0.66%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	10,533.33%	646.55%
Nonperforming loans	$30	$449
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.006%	0.10%
Loans receivable, net	$494,016	$433,892

Despite an increase in bankruptcy filings prior to the October 17, 2005 effective date of the new bankruptcy laws, the Company has not experienced a significant increase in loan losses as a result of charge-offs related to these additional filings. Management considers the allowance for loan losses at June 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Noninterest Income. Noninterest income increased $361,000, or 13.4%, to $3.1 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. The increase was primarily attributable to a $246,000, or 11.5%, increase in service charges and fees and a $201,000 write-up of the value of the mortgage servicing rights. This compares to a $200,000 write-down of the value of the mortgage servicing rights for the quarter ended June 30, 2005. In addition, other noninterest income for the quarter ended June 30, 2005 included a $456,000 gain from life insurance proceeds. The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended June 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,392	$2,146	$ 246	11.5%
Gain on sale of loans	288	62	226	364.5
Increase in cash surrender value of bank owned life insurance	95	91	4	4.4
Loan servicing fees	151	166	(15)	(9.0)
Mortgage servicing rights, net	113	(245)	358	146.1
Other	14	472	(458)	(97.0)
Total noninterest income	$3,053	$2,692	$ 361	13.4%

The Company performs a quarterly review of mortgage servicing rights for potential increases or declines in value. For the three months ended June 30, 2006, the Company determined the value of the mortgage servicing rights increased $201,000. In addition, amortization of the servicing rights exceeded the servicing rights capitalized as the majority of loans were sold with the servicing rights released, resulting in a net gain of $113,000 for the quarter ended June 30, 2006. The mortgage servicing right was 1.18% of mortgage loans serviced for others at June 30, 2006, compared to 1.10% at June 30, 2005. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.


Noninterest Expense. Noninterest expense increased $585,000, or 10.5%, to $6.1 million for the three months ended June 30, 2006 from $5.5 million for the three months ended June 30, 2005.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended June 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$3,852	$3,195	$ 657	20.6%
Occupancy and equipment	651	690	(39)	(5.7)
Data processing	503	427	76	17.8
Advertising	269	239	30	12.6
Other	856	995	(139)	(14.0)
Total noninterest expense	$6,131	$5,546	$ 585	10.5%

Compensation and benefits increased $657,000, or 20.6%, to $3.9 million for the quarter ended June 30, 2006 from $3.2 million for the same quarter a year ago. The majority of the increase is attributable to the establishment of the equity compensation plans during various times of the fiscal year ended September 30, 2005, annual merit increases, and an increase in employee commissions and incentive plans. The equity compensation plans include the Company's ESOP, RRP and SOP. See Note 4 of the Notes to Consolidated Financial Statements contained herein for further information. As of June 30, 2006, the Company employed 240 full-time equivalent employees, compared to 239 at June 30, 2005. The 17.8% increase in data processing was primarily attributable to the outsourcing of the Company's check processing function as part of the conversion of its core processing system in November 2005. The outsourcing costs were offset by a corresponding reduction in compensation, equipment expense and other costs. Other operating expenses for the quarter ended June 30, 2005 included a $206,000 accrued death benefit in connection with the death of a former bank officer pursuant to a nonqualified retirement plan.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 69.3% for the three months ended June 30, 2006 compared to 66.8% for the three months ended June 30, 2005. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $178,000, or 22.2%, to $980,000 for the three months ended June 30, 2006 from $802,000 for the same period a year ago. Income before income taxes was $2.5 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005. The Company's combined federal and state effective income tax rate for the current quarter was 38.6% compared to 30.8% for the same quarter of the prior fiscal year. For the quarter ended June 30, 2005, the effective tax rate was lower primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.

Comparison of Operating Results for the Nine Months ended June 30, 2006 and June 30, 2005

General. Net income for the nine months ended June 30, 2006 was $4.6 million, or $0.31 per diluted share, compared to net income of $3.5 million, or $0.24 per diluted share, for the nine months ended June 30, 2005. Results for the nine months ended June 30, 2005 included the $386,000 pre-tax gain on the sale of a former branch and a $1.8 million pre-tax expense for establishing the Foundation. Excluding the gain on the sale of the branch and the expense for establishing the Foundation, the Company had net income of $4.4 million, or $0.30 per diluted share, for the nine months ended June 30, 2005.


The following table reconciles the Company's actual net income to pro forma net income for the nine months ended June 30, 2006 and 2005, exclusive of the sale of the branch and the contribution to the Foundation, as adjusted for federal and state taxes:
	Nine Months Ended June 30,
	2006	2005
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$4,554	$3,546
Gain on sale of branch	-	(386)
Contribution to Foundation	-	1,825
Federal and state income tax effect	-	(561)
Pro forma net income	$4,554	$4,424
Earnings per share
Diluted as reported	$0.31	$0.24
Pro forma diluted	$0.31	$0.30

Net Interest Income. Net interest income increased $1.3 million, or 8.2%, to $17.4 million for the nine months ended June 30, 2006, from $16.1 million for the nine months ended June 30, 2005. Average total interest-earning assets increased $85.8 million, or 14.4% to $680.9 million for the nine months ended June 30, 2006 from $595.1 million for the same period last year. Average total interest-bearing liabilities increased $59.6 million, or 12.0% to $554.2 million for the nine months ended June 30, 2006 from $494.6 million for the same period last year.

The Company's net interest margin decreased 20 basis points to 3.41% for the nine months ended June 30, 2006, from 3.61% for the same period last year. The cost of deposits was 2.23% for the first nine months of fiscal 2006 compared to 1.72% for the first nine months of the prior year. For the quarter ended December 31, 2005, the Company revised its estimate of accrued interest on an escalator certificate of deposit product, resulting in a $310,000 reduction in interest expense for the quarter ended December 31, 2005. Excluding the revision, the net interest margin and cost of deposits for the first nine months were 3.35% and 2.34%, respectively. The decline in the net interest margin to 3.41% reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing and new loans will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2006 increased $4.5 million, or 18.0%, to $29.3 million, from $24.8 million for the nine months ended June 30, 2005. The increase was primarily attributable to the $85.8 million increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.73% as a result of the general increase in interest rates.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the nine months ended June 30, 2006 and 2005:
	Nine Months Ended June 30,
	2006		2005		Increase/ (Decrease) in Interest and Dividend Income from 2005
	Average Balance	Yield	Average Balance	Yield

	(dollars in thousands)

Loans receivable, net	$461,185	6.30%	$413,972	6.11%	$2,817
Loans held for sale	3,809	6.21	1,960	5.75	92
Investment securities, available for sale, including interest-bearing deposits in other banks	3,617	4.20	18,312	1.97	(157)
Mortgage-backed securities	202,692	4.75	152,748	4.78	1,741
FHLB stock	9,591	-	8,105	0.49	(30)
Total interest-earning assets	$680,894	5.73%	$595,097	5.56%	$4,463

On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans. The suspension of FHLB dividends has not had a significant effect on our results of operations or financial condition.

Interest Expense. Interest expense increased $3.2 million, or 36.1%, to $11.9 million for the nine months ended June 30, 2006 from $8.7 million for the nine months ended June 30, 2005. The average balance of total interest-bearing liabilities increased $59.6 million, or 12.0%, to $554.2 million for the nine months ended June 30, 2006 from $494.6 million for the nine months ended June 30, 2005. The increase was primarily a result of growth in certificates of deposit and additional advances from the FHLB. As a result of general market rate increases following Federal Reserve rate increases during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 51 basis points to 2.86% for the nine months ended June 30, 2006 compared to 2.35% for the nine months ended June 30, 2005.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended June 30, 2006 and 2005:
	Nine Months Ended June 30,
	2006		2005		Increase/ (Decrease) in Interest Expense from 2005
	Average Balance	Cost	Average Balance	Cost

	(dollars in thousands)

Savings deposits	$ 25,285	0.20%	$ 25,686	0.20%	$ -
Interest-bearing demand deposits	98,405	0.44	108,531	0.27	107
Money market deposits	31,759	1.55	37,297	1.05	76
Certificates of deposit	214,558	3.39	175,859	2.99	1,512
FHLB advances	184,209	4.12	147,276	3.84	1,456
Total interest-bearing liabilities	$554,216	2.86%	$494,649	2.35%	$3,151

Provision for Loan Losses. The provision for loan losses was $320,000 for the nine months ended June 30, 2006, compared to $456,000 for the nine months ended June 30, 2005. The $136,000, or 29.8% decrease in the provision reflects the Company's current credit quality and reduction of classified assets, nonperforming loans and net charge-offs. Management considers the allowance for loan losses at June 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio. The following table details selected activity associated with the allowance for loan losses for the nine months ended June 30, 2006 and 2005:

	At or For the Nine Months Ended June 30,
	2006	2005

	(dollars in thousands)
Provision for loan losses	$ 320	$ 456
Net charge-offs	43	190
Allowance for loan losses	3,160	2,903
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.63%	0.66%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	10,533.33%	646.55%
Nonperforming loans	$30	$449
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.006%	0.10%
Loans receivable, net	$494,016	$433,892

Noninterest Income. Noninterest income increased $793,000, or 10.5%, to $8.3 million for the nine months ended June 30, 2006 from $7.6 million for the nine months ended June 30, 2005. The increase in noninterest income is primarily attributable to a $836,000 increase in service charges as a result of enhancements to the retail checking program related to the core processing conversion that took place in the first quarter of the current fiscal year. Gains on sale of loans also increased $592,000 to $794,000 for the nine months ended June 30, 2006 from $202,000 for the comparable period in 2005 as loans sold to investors increased to $58.6 million for the nine months ended June 30, 2006 from $37.8 million for the nine months ended June 30, 2005. The Company also recaptured $201,000 of prior write-downs of the mortgage servicing rights for the current quarter compared to a $200,000 write-down for the quarter ended June 30, 2005. Other noninterest income for the nine months ended June 30, 2005 included a $386,000 gain on the sale of a former branch and a $456,000 gain from life insurance proceeds.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Nine Months Ended June 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Service fees and charges	$6,893	$6,057	$ 836	13.8%
Gain on sale of loans	794	202	592	293.1
Increase in cash surrender value of bank owned life insurance	285	253	32	12.6
Loan servicing fees	470	506	(36)	(7.1)
Mortgage servicing rights, net	(47)	(399)	352	88.2
Other	(52)	931	(983)	(105.6)
Total noninterest income	$8,343	$7,550	$ 793	10.5%


Noninterest Expense. Noninterest expense increased $266,000, or 1.5%, to $18.1 million for the nine months ended June 30, 2006 from $17.8 million for the nine months ended June 30, 2005. The following table provides a detailed analysis of the changes in components of noninterest expense:
	Nine Months Ended June 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$11,428	$ 9,344	$ 2,084	22.3%
Occupancy and equipment	2,073	2,091	(18)	(0.9)
Data processing	1,364	1,246	118	9.5
Advertising	740	889	(149)	(16.8)
Contribution to Foundation	-	1,825	(1,825)	(100.0)
Other	2,457	2,401	56	2.3
Total noninterest expense	$18,062	$17,796	$ 266	1.5%

For the nine months ended June 30, 2005, the Company established the Foundation by contributing $1.8 million, consisting of 146,004 shares of its common stock and $365,010 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area.

Excluding the contribution to the Foundation, noninterest expense increased $2.1 million for the nine months ended June 30, 2006. Compensation and benefits accounted for $2.1 million of the increase to $11.4 million for the nine months ended June 30, 2006 as compared to $9.3 million for the same period a year ago. The majority of the increase in compensation and benefits is attributable to the establishment of the equity compensation plans during various times during the fiscal year ended September 30, 2005, annual merit increases, and increases in employee commissions and incentive plans. See Note 4 of the Notes to Consolidated Financial Statements contained herein for further information.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 70.1% for the nine months ended June 30, 2006 compared to 75.3% for the nine months ended June 30, 2005. Excluding the non-recurring contribution to the Foundation and the gain on the sale of a former branch, the efficiency ratio was 68.7% for the nine months ended June 30, 2005.

Income Tax Expense. Income tax expense increased $967,000, or 52.3%, to $2.8 million for the nine months ended June 30, 2006 from $1.8 million for the same period a year ago. Income before income taxes was $7.4 million for the nine months ended June 30, 2006 compared to $5.4 million for the nine months ended June 30, 2005. The Company's combined federal and state effective income tax rate for the current period was 38.2% compared to 34.3% for the same period of the prior fiscal year. For the nine months ended June 30, 2005, the effective tax rate was lower primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.

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


At June 30, 2006, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2006, the Bank was in compliance with the collateral requirements and $97.0 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At June 30, 2006, certificates of deposits amounted to $233.6 million, or 53.2% of total deposits, including $152.8 million that are scheduled to mature by June 30, 2007. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, advances from the FHLB, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2006:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$10,000
Adjustable rate	12,163
Undisbursed balance of loans closed	22,867
Unused lines of credit	31,564
Commercial letters of credit	22
Total	$76,616

Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At June 30, 2006, the Company exceeded all regulatory capital requirements. Total equity of the Company was $106.0 million at June 30, 2006, or 14.0% of total assets on that date.

The Bank's regulatory capital ratios at June 30, 2006 were as follows: Tier 1 capital of 11.6%; Tier 1 risk-based capital of 18.6%; and total risk-based capital of 19.3%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.

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

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2006, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2005 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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


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

On April 19, 2006, the State of Idaho Department of Finance issued a cease and desist order to a former investment representative of the Company with respect to sales of unregistered securities in 2005. The Company is aware of approximately $193,000 of unauthorized sales outstanding and is cooperating fully with the Department of Finance. At this time, the outcome of the action cannot be predicted and its financial impact, if any, cannot be assessed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended June 30, 2006. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


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

                                                                                            Home Federal Bancorp, Inc.

Date: August 7, 2006                                                      /s/ Daniel L. Stevens
                                                                                            Daniel L. Stevens
                                                                                           Chairman, President and
                                                                                           Chief Executive Officer
                                                                                           (Principal Executive Officer)

Date: August 7, 2006                                                     /s/ Robert A. Schoelkoph
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

Date: August 7, 2006                                                                            /s/ Daniel L. Stevens
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

.

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

Date: August 7, 2006                                                                                        /s/ Robert A. Schoelkoph
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

Dated: August 7, 2006
