Form 10-K
period 2006-09-30
HOME FEDERAL BANCORP INC
filed 2006-12-11
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended September 30, 2006

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

Commission File Number: 000-50901

HOME FEDERAL BANCORP, INC.
 (Exact name of registrant as specified in its charter)

United States	20-0945587
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

500 12th Avenue South, Nampa, Idaho	83651
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(208) 466-4634

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
        Large accelerated filer [  ]                        Accelerated filer [X]                 Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 1, 2006, there were 15,169,114 shares of the registrant's common stock outstanding. The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "HOME." The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on March 31, 2006 was approximately $77,454,000 (5,665,957 shares at $13.67 per share). For purposes of this calculation, common stock held by executive officers and directors of the registrant and Home Federal MHC is considered to be held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Registrant's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).


HOME FEDERAL BANCORP, INC.
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
PART I.	Page#
1
Item 1 - Business
39
Item 1A - Risk Factors
42
Item 1B - Unresolved Staff Comments

Item 2 - Properties	42

Item 3 - Legal Proceedings	44

Item 4 - Submission of Matters to a Vote of Security Holders	44

PART II.

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	45

Item 6 - Selected Financial Data	46

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	48

Item 7A - Quantitative and Qualitative Disclosures About Market Risk	73

Item 8 - Financial Statements and Supplementary Data	73

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	108

Item 9A - Controls and Procedures	108

Item 9B - Other Information	108

PART III.

Item 10 - Directors and Executive Officers of the Registrant	109

Item 11 - Executive Compensation	109

Item 12 - Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	109

Item 13 - Certain Relationships and Related Transactions	110

Item 14 - Principal Accounting Fees and Services	110

PART IV.

Item 15 - Exhibits and Financial Statement Schedules	110


PART I

Item 1. Business

General

Home Federal Bancorp, Inc. ("we," "us," the "Company" or "Home Federal Bancorp") was organized as a federally chartered stock corporation at the direction of Home Federal Savings and Loan Association of Nampa ("Association") in connection with its mutual holding company reorganization ("Reorganization"). On December 6, 2004, the Bank completed the reorganization and minority stock offering. In connection with the reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank ("Home Federal" or the "Bank"). The Company sold 40.06% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the Reorganization, the Company received $53.6 million in net proceeds after deducting expenses, and issued an additional 146,004 shares and $365,010 in cash to the Home Federal Foundation, Inc. (the "Foundation"), a charitable foundation established as part of the Reorganization.

Regulations of the Office of Thrift Supervision ("OTS") provide that so long as Home Federal MHC exists, it will own at least a majority of the Company's common stock. The Company's business activity is the ownership of the outstanding capital stock of Home Federal and management of the investment of offering proceeds retained from the reorganization. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal with the payment of appropriate management fees, as required by applicable law and regulations. In the future, Home Federal Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans to do so. Home Federal Bancorp has no significant assets, other than mortgage-backed securities and all of the outstanding shares of Home Federal, and no significant liabilities.

Home Federal was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. Home Federal's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Deposit Insurance Fund. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. The Bank is regulated by the OTS and the FDIC.

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

Market Area

We serve the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through our 15 full-service banking offices, two loan centers, 16 automated teller machines and Internet banking services. Included in our 15 full-service banking offices are six Wal-Mart in-store branch locations, one of which was opened in October 2006. For more information, see "Item 2. Properties."

Nearly 40% of the state's population lives and works in the four counties served by Home Federal. Ada County has the largest population and includes the City of Boise, the state capitol. Home Federal maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including Home Federal‛s corporate headquarters in Nampa. As of June 30, 2006, we had a 5.78% market share of the FDIC-insured deposits in these two counties, ranking us fifth among all insured depository institutions in these counties. The two remaining branches are located in Elmore and Gem Counties.

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


Generally, sources of employment are concentrated in Ada and Canyon Counties and include the headquarters of Micron Technology, Washington Group International, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, two regional medical centers and Idaho state government agencies. The City of Boise is also home to Boise State University, the state's largest and fastest growing university. The unemployment rate for the month of September 2006 in the State of Idaho was 3.3%, compared to the U.S. unemployment rate of 4.6%, and the unemployment rates for Ada, Canyon, Elmore and Gem Counties were 2.5%, 3.4%, 4.9% and 3.7%, respectively. The higher unemployment rates in Elmore and Gem Counties generally reflect areas that have a small employment base and experience only modest rates of job growth. In addition, Elmore County employment is generally influenced by Mountain Home Air Force Base and the services needed to support it.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1997, the Company has been aggressively offering commercial real estate loans and to a lesser extent, multi-family loans, primarily in the Treasure Valley. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of September 30, 2006, the net loan portfolio totaled $503.1 million and represented 66.1% of our total assets. As of September 30, 2006, our total loan portfolio was comprised of 62.6% single-family home loans, 6.7% home equity loans and lines of credit, 27.9% commercial real estate loans, 1.4% multi-family real estate loans, 0.5% commercial business loans, 0.7% secured consumer loans and 0.2% unsecured consumer loans.

At September 30, 2006, the maximum amount that we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $13.5 million. Our internal policy limits loans to one borrower and the borrower's related entities to 80% of the regulatory limit, or $10.8 million. At September 30, 2006, the Company had no borrowing relationship with outstanding balances in excess of this amount.

Our largest single borrower relationship at September 30, 2006 was a commercial real estate loan for $5.6 million made to a corporation. The second largest lending relationship was six commercial real estate loans totaling $5.5 million made to a family partnership and secured by buildings housing a restaurant, office and retail space, a childcare facility and RV storage. The third largest lending relationship was 13 commercial real estate loans totaling $3.9 million made to a LLC. The loans consist of 12 short term construction loans to build one- to four-family residences and one builder lot loan. The fourth largest lending relationship was a commercial real estate loan for $3.9 million made to an individual and secured by a franchise hotel property that was made in conjunction with a Small Business Administration lending program. The fifth largest lending relationship was five commercial real estate loans totaling $3.7 million, including three loans to a limited liability company, one to a family trust under a common borrower who is the guarantor on all the loans, and one loan for a medical office building. All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment. All of the properties securing these loans are in our primary market area. These loans were performing according to their terms at September 30, 2006.


Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.
	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(dollars in thousands)
Real estate:
One- to four-family residential (1)	$293,640	57.88%	$252,126	58.00%	$242,818	61.27%	$247,309	65.81%	$194,088	60.27%
Multi-family residential	7,049	1.39	5,454	1.25	6,265	1.58	7,750	2.06	7,512	2.34
Commercial	125,401	24.72	116,432	26.78	93,575	23.61	79,020	21.02	79,197	24.59
Total real estate	426,090	83.99	374,012	86.03	342,658	86.46	334,079	88.89	280,797	87.20

Real estate construction:
One- to four-family residential	23,678	4.67	14,421	3.32	7,207	1.82	5,225	1.39	6,505	2.02
Multi-family residential	--	--	1,427	0.33	834	0.21	352	0.09	1,486	0.46
Commercial and land development	16,344	3.22	7,470	1.72	11,151	2.81	9,128	2.43	6,579	2.04
Total real estate construction	40,022	7.89	23,318	5.37	19,192	4.84	14,705	3.91	14,570	4.52

Consumer:
Home equity	34,143	6.73	28,558	6.57	27,351	6.90	20,640	5.49	18,069	5.61
Automobile	3,245	0.64	4,576	1.05	3,838	0.97	1,939	0.52	2,297	0.71
Other consumer	1,300	0.26	1,530	0.35	1,949	0.49	2,827	0.75	3,666	1.14
Total consumer	38,688	7.63	34,664	7.97	33,138	8.36	25,406	6.76	24,032	7.46

Commercial business	2,480	0.49	2,759	0.63	1,363	0.34	1,662	0.44	2,641	0.82
	507,280	100.00%	434,753	100.00%	396,351	100.00%	375,852	100.00%	322,040	100.00%
Less:
Deferred loan fees	1,241		927		1,080		1,370		2,358
Allowance for loan losses	2,974		2,882		2,637		1,853		1,385
Loans receivable, net	$503,065		$430,944		$392,634		$372,629		$318,297
________
(1)   Does not include loans held for sale of $4.1 million, $5.5 million, $3.6 million, $5.1 million and $12.7 million at September 30, 2006, 2005, 2004, 2003 and 2002, respectively.


The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans at the dates indicated.
	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(dollars in thousands)
FIXED RATE LOANS
Real estate:
One- to four-family residential	$188,102	37.08%	$199,352	45.86%	$193,241	48.76%	$198,882	52.91%	$133,697	41.52%
Multi-family residential	2,055	0.41	2,119	0.48	2,136	0.54	2,137	0.57	2,061	0.64
Commercial	19,236	3.79	16,303	3.74	12,428	3.13	8,461	2.25	8,125	2.52
Total real estate	209,393	41.28	217,774	50.08	207,805	52.43	209,480	55.73	143,883	44.68

Real estate construction:
One- to four-family residential	16,797	3.31	3,391	0.78	2,778	0.70	4,909	1.31	2,107	0.66
Multi-family residential	--	--	--	--	--	--	--	--	--	--
Commercial and land development	5,967	1.18	1,838	0.42	312	0.08	2,478	0.66	359	0.11
Total real estate construction	22,764	4.49	5,229	1.20	3,090	0.78	7,387	1.97	2,466	0.77

Consumer:
Home equity	9,723	1.92	4,903	1.13	4,393	1.11	2,906	0.77	129	0.04
Automobile	3,245	0.64	4,576	1.05	3,838	0.97	1,939	0.52	2,297	0.71
Other consumer	1,300	0.26	1,530	0.35	1,949	0.49	2,827	0.75	3,666	1.14
Total consumer	14,268	2.82	11,009	2.53	10,180	2.57	7,672	2.04	6,092	1.89

Commercial business	622	0.12	1,091	0.25	642	0.16	775	0.21	1,420	0.44
Total fixed rate loans	247,047	48.71	235,103	54.06	221,717	55.94	225,314	59.95	153,861	47.78

(table continues on following page)


	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(dollars in thousands)
ADJUSTABLE RATE LOANS
Real estate
One- to four-family residential	105,538	20.80	52,774	12.14	49,577	12.51	48,427	12.89	60,391	18.75
Multi-family residential	4,994	0.98	3,335	0.77	4,129	1.04	5,613	1.49	5,451	1.69
Commercial	106,165	20.93	100,129	23.04	81,147	20.48	70,559	18.77	71,072	22.07
Total real estate	216,697	42.71	156,238	35.95	134,853	34.03	124,599	33.15	136,914	42.51

Real estate construction:
One- to four-family residential	6,881	1.36	11,030	2.54	4,429	1.12	316	0.08	4,398	1.37
Multi-family residential	--	--	1,427	0.33	834	0.21	352	0.09	1,486	0.46
Commercial and land development	10,377	2.04	5,632	1.30	10,839	2.73	6,650	1.77	6,220	1.93
Total real estate construction	17,258	3.40	18,089	4.17	16,102	4.06	7,318	1.94	12,104	3.76

Consumer:
Home equity	24,420	4.81	23,655	5.44	22,958	5.79	17,734	4.72	17,940	5.57
Automobile	--	--	--	--	--	--	--	--	--	--
Other consumer	--	--	--	--	--	--	--	--	--	--
Total consumer	24,420	4.81	23,655	5.44	22,958	5.79	17,734	4.72	17,940	5.57

Commercial business	1,858	0.37	1,668	0.38	721	0.18	887	0.24	1,221	0.38
Total adjustable rate loans	260,233	51.29	199,650	45.94	174,634	44.06	150,538	40.05	168,179	52.22

Total loans	507,280	100.00%	434,753	100.00%	396,351	100.00%	375,852	100.00%	322,040	100.00%
Less:
Deferred loan fees	1,241		927		1,080		1,370		2,358
Allowance for loan losses	2,974		2,882		2,637		1,853		1,385
Loans receivable, net	$503,065		$430,944		$392,634		$372,629		$318,297


One- to Four-Family Residential Real Estate Lending. As of September 30, 2006, $293.6 million, or 57.9%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate loans and adjustable rate loans in our residential lending program. Generally, 30 year fixed rate loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market. We do from time to time, however, retain a portion of the fixed rate loans that we originate, particularly loans with maturities of 20 years or less, in our loan portfolio to meet asset and liability management objectives. At September 30, 2006, $188.1 million, or 64.1%, of our permanent one- to four-family loan portfolio consisted of fixed rate loans.

We also offer adjustable rate mortgage loans at rates and terms competitive with market conditions. Most of the adjustable rate mortgage loans we originate are retained in our loan portfolio and are not originated for the purpose of selling them in the secondary market, although they do conform to secondary market standards. We offer several adjustable rate mortgage products that adjust annually after an initial period ranging from one to ten years. Contractual annual adjustments are generally limited to increases or decreases of no more than two percent, subject to a maximum increase of no more than six percent from the rate offered at the time of origination. The adjustable rate mortgage loans held in our portfolio do not permit negative amortization of principal and generally carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2006, we had $105.5 million, or 35.9%, of our permanent one- to four-family mortgage loans in adjustable rate loans.

The retention of adjustable rate mortgage loans in our loan portfolio helps us reduce our exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the borrower as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because adjustable rate mortgage loans may be offered at initial rates of interest below the rates that would apply were the adjustment index used for pricing initially, these loans may be subject to increased risks of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, there is no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in our cost of funds, particularly in today's low interest rate environment.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. We also offer combination first and second mortgage loans which do not require private mortgage insurance, however these loans are generally sold to the secondary market. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers that have been approved by the Bank. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

Our fixed rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although these loans typically remain outstanding for substantially shorter periods. In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses, which allow us to declare the unpaid amount of the loan due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

At September 30, 2006, $36.6 million, or 12.5%, of our one- to four-family residential mortgages consisted of loans for non-owner occupied properties. This consisted of $4.6 million of loans on second homes and $32.0 million of loans for investment. Loans secured by one to two units are generally made with loan-to-value ratios of up to 90% and loans secured by three units or more are generally made with loan-to-value ratios of up to 75%.


In an effort to provide financing for moderate income and first-time buyers, we participate in the Idaho Housing and Finance Association's Single Family Mortgage Program. The Idaho Housing and Finance Association is a non-profit organization that provides housing resources to low to moderate-income families through various below market housing programs. The program is designed to meet the needs of qualified borrowers in the low-to moderate-income brackets. The program has established income limits based on family size and sales price limits for both existing and new construction. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. We sold loans of $9.6 million to the Idaho Housing and Finance Association in the year ended September 30, 2006.

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

Real Estate Construction. We have been an active originator of real estate construction loans in our market area for many years. At September 30, 2006, our construction and land development loans amounted to $40.0 million, or 7.9%, of the total loan portfolio.

The following table shows the composition of the construction loan portfolio at the dates indicated:

	At September 30,
	2006	2005

	(in thousands)
One- to four-family residential:
Speculative	$15,646	$ 6,080
Permanent	5,903	5,045
Custom	2,129	3,296

Multi-family residential	--	1,427

Commercial real estate:
Construction	6,402	6,078
Land development loans	9,942	1,392
Total construction and land development	$40,022	$23,318

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six months, our staff appraiser or an approved fee inspector makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed or adjustable rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent fee appraiser or our in-house appraiser. Our staff appraiser or an approved fee inspector also reviews and inspects each project prior to each disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

During the year ended September 30, 2006, we originated $42.5 million of short-term builder construction loans to fund the construction of one- to four-family residential properties. Most loans are written with maturities of one year, have interest rates that are tied to the prime rate plus a margin, and are subject to monthly rate adjustments tied to the movement of the prime rate. All builder/borrowers are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold and speculative projects is 80%. There were no default or foreclosure actions involving builder construction loans during the year ended September 30, 2006, with all loans performing according to their terms.


We originate construction and site development loans to contractors and developers primarily to finance the construction of single-family homes and subdivisions. These loans are generally offered to experienced builders and developers in our primary market area. Residential subdivision development loans are typically offered with terms of up to 36 months, with a maximum loan-to-value limit of 75% of the appraised prospective discounted value upon completion of the project. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At September 30, 2006, our largest subdivision development loan had a commitment for $1.1 million and an outstanding principal balance of $232,000. This loan was secured by a first mortgage lien and was performing according to its original terms at September 30, 2006. At September 30, 2006, the average outstanding principal balance of subdivision loans to contractors and developers was $247,000.

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

We originate land loans to local contractors and developers for the purpose of holding the land for future development. These loans are secured by a first lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with a fixed interest rate based on prime rate. Our land loans are generally secured by property in our primary market area. We require title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

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

Multi-Family and Commercial Real Estate Lending. As of September 30, 2006, $7.0 million, or 1.4%, and $125.4 million, or 24.7%, of our total loan portfolio was secured by multi-family and commercial real estate property, respectively. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolio was $599,000 as of September 30, 2006. As of that date, $7.0 million, or 1.4%, of our total loan portfolio was secured by multi-family dwellings located primarily in our market area. We target individual multi-family and commercial real estate loans to small- and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit. As of September 30, 2006, the maximum we could lend to any one borrower based on this limit was $10.8 million. The largest multi-family loan as of September 30, 2006 was a 44-unit residential apartment complex with an outstanding principal balance of $1.6 million located in Canyon County. This loan is performing according to its terms as of September 30, 2006.

We offer both fixed and adjustable rate loans on multi-family and commercial real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 25 years. As of September 30, 2006, we had $2.1 million in fixed rate multi-family residential loans and $19.2 million in fixed rate commercial real estate loans.


Multi-family residential and commercial real estate adjustable rate loans are originated with variable rates that generally adjust after an initial period ranging from five to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the Five Year U.S. Treasury Constant Maturity Index plus a margin of 2.50% to 3.25%, with principal and interest payments fully amortizing over terms up to 25 years. These loans generally have a prepayment penalty. As of September 30, 2006, we had $5.0 million in adjustable rate multi-family residential loans and $106.2 million in adjustable rate commercial real estate loans. The maximum loan-to-value ratio for multi-family residential loans and commercial real estate loans is generally 80% on purchases and refinances. We require appraisals of all properties securing multi-family residential and commercial real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our multi-family residential and commercial real estate loan borrowers with outstanding balances in excess of $250,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $500,000. We generally require a minimum pro forma debt coverage ratio of 1.2 times for loans secured by multi-family residential and commercial properties.

We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, recreational vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites and churches located in our Idaho market area. Commercial real estate loans totaled $125.4 million, or 24.7%, of our total loan portfolio as of September 30, 2006.

Multi-family and commercial real estate loans up to $750,000 can be approved by the Vice President and Manager of the Commercial Lending Department, the Senior Vice President and Chief Lending Officer, and the President or Chief Executive Officer. Loans up to $3.5 million can be approved by the combined authority of these four individuals. Our Management Loan Committee, which presently consists of the President, the Chief Executive Officer, the Senior Vice President and Chief Lending Officer and the Commercial Lending Department Manager, is authorized to approve loans to one borrower or a group of related borrowers of up to $7.0 million in the aggregate, with no single loan over $3.5 million. Loans over these amounts or outside our general underwriting guidelines must be approved by the Board of Directors Loan Committee.

Consumer Lending. We offer a variety of consumer loans to our customers, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans. The maximum term we offer on automobile loans is 72 months and is applicable to new and one year old cars and light trucks. In addition, we offer loan terms of up to 120 months on motor homes, and qualifying travel trailers and boats. All automobile loans are risk priced based on the percentage of cost, or established value, being financed. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2006, consumer loans amounted to $38.7 million, or 7.6%, of the total loan portfolio.

At September 30, 2006, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $34.1 million, or 6.7%, of the total loan portfolio. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 89.9% or less, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner


such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold. In addition, we do not have private mortgage insurance coverage for these loans. At September 30, 2006, there were $30,000 of consumer loans in nonaccrual status. During the years ended September 30, 2006 and 2005, we charged off $39,000 and $92,000, respectively, in consumer loans.

Commercial Business Lending. At September 30, 2006, commercial business loans totaled $2.5 million, or 0.5%, of our loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than one- to four-family residential mortgage loans.

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

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2006 regarding the dollar amount of loans maturing or repricing in the Company's portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total

	(in thousands)
Real estate:
One- to four-family residential	$10,131	$22,613	$ 62,778	$26,110	$172,008	$293,640
Multi-family residential	1,126	1,647	1,747	474	2,055	7,049
Commercial	12,751	23,677	49,173	37,929	1,871	125,401
Total real estate	24,008	47,937	113,698	64,513	175,934	426,090

Real estate construction:
One- to four-family residential	17,936	200	148	533	4,861	23,678
Commercial and land development	6,583	3,525	1,139	2,579	2,518	16,344
Total real estate construction	24,519	3,725	1,287	3,112	7,379	40,022

Consumer:
Home equity	24,550	49	168	424	8,952	34,143
Automobile	37	514	2,415	250	29	3,245
Other consumer	813	443	33	--	11	1,300
Total consumer	25,400	1,006	2,616	674	8,992	38,688

Commercial business	1,905	228	234	113	--	2,480
Total loans receivable	$75,832	$52,896	$117,835	$68,412	$192,305	$507,280


The following table sets forth the dollar amount of all loans due more than one year after September 30, 2006, which have fixed interest rates and have floating or adjustable interest rates.
	Floating or Adjustable Rate	Fixed Rates	Total

	(in thousands)
Real estate:
One- to four-family residential	$ 95,412	$188,097	$283,509
Multi-family residential	3,868	2,055	5,923
Commercial	93,672	18,978	112,650
Total real estate	192,952	209,130	402,082

Real estate construction:
One- to four-family residential	881	4,861	5,742
Commercial and land development	6,606	3,155	9,761
Total real estate construction	7,487	8,016	15,503

Consumer:
Home equity	--	9,593	9,593
Automobile	--	3,208	3,208
Other consumer	--	487	487
Total consumer	--	13,288	13,288

Commercial business	--	575	575

Total loans receivable	$200,439	$231,009	$431,448

Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial loans, and referrals from builders and realtors. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. Loan originations are further supported by lending services offered through our internet website, advertising, cross-selling and through our employees' community service.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser we have retained and approved, and who is licensed in the State of Idaho.

Mortgage loan applications are initiated by loan officers and are required to be approved by our underwriting staff who have Board-approved lending authority. Loans that exceed the underwriter's lending authority must be approved by one or more members of the Management Loan Committee. All loans up to and including $3.5 million may be approved by the Management Loan Committee without Board approval; loans in excess of $3.5 million must be approved by the Board of Directors Loan Committee.

We require title insurance on all real estate loans, fire and casualty insurance on all secured loans and on home equity loans and lines of credit where the property serves as collateral.

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2006, our total loan originations were $257.9 million.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act. We utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to underwrite the majority of our residential first mortgage loans (excluding community development


loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We actively sell residential first mortgage loans to the secondary market. The majority of all 30-year fixed rate residential mortgages are sold to the secondary market at the time of origination. Fixed rate residential mortgage loans with terms of 20 years or less and adjustable rate mortgage loans are generally held in our portfolio. During the years ended September 30, 2006, we sold $81.6 million to the secondary market representing 65.4% of total one- to four-family residential loan originations. Our primary secondary market relationships have been with Freddie Mac, Fannie Mae and major correspondent banks. In the past, we generally retained the servicing on the majority of loans sold into the secondary market. Recently, the majority of loans have been sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. As of September 30, 2006, our residential loan servicing portfolio was $214.6 million.

Multi-family and commercial real estate loans are underwritten by designated lending staff or our Management Loan Committee depending on the size of the loan and are serviced by the commercial loan department.


The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Loans originated:
Real estate:
One- to four-family residential (1)	$ 124,670	$ 111,652	$ 98,473
Multi-family residential	345	47	74
Commercial	26,152	32,033	28,055
Total real estate	151,167	143,732	126,602

Real estate construction:
One- to four-family residential	58,233	44,125	27,484
Multi-family residential	9	593	838
Commercial and land development	19,623	23,805	13,094
Total real estate construction	77,865	68,523	41,416

Consumer:
Home equity	22,870	12,745	17,017
Automobile	667	2,500	3,187
Other consumer	1,627	1,763	1,048
Total consumer	25,164	17,008	21,252

Commercial business	3,710	2,501	1,106

Total loans originated	257,906	231,764	190,376

Loans purchased:
One- to four-family residential	38,570	--	--

Loans Sold:
One- to four-family residential	(81,575)	(57,597)	(67,627)
Participation loans	--	(1,377)	(2,800)
Total loans sold	(81,575)	(58,974)	(70,427)

Principal repayments	(144,082)	(131,638)	(100,453)
Transfer to real estate owned	--	(777)	(485)
Increase (decrease) in other items (net)	(128)	(92)	(495)

Net increase in loans receivable and loans held for sale	$ 70,691	$ 40,283	$ 18,516
____________
(1)  Includes originations of loans held for sale of $80.1 million, $60.9 million and $68.9 million for the years ended September
      30, 2006, 2005 and 2004, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.2 million of net deferred loan fees and costs as of September 30, 2006.


Asset Quality

The objective of our loan review process is to determine risk levels and exposure to loss. The depth of review varies by asset types, depending on the nature of those assets. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total portfolio on the basis of risk indicators such as delinquency (consumer and residential real estate loans) or credit rating. A formal review process is conducted on individual assets that represent greater potential risk. A formal review process is a total reevaluation of the risks associated with the asset and is documented by completing an asset review report. Certain real estate-related assets must be evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of loss exposure and, consequently, the adequacy of valuation allowances.

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

The Board of Directors is informed monthly as to the number and dollar amount of mortgage and consumer loans that are delinquent by more than 30 days, and is given information regarding classified assets.

If a borrower is chronically delinquent and all reasonable means of obtaining payments have been exercised, we will seek to recover any collateral securing the loan according to the terms of the security instrument and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.


The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2006:
	Loans Delinquent For:				Total
	60-89 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans

	(dollars in thousands)
Real estate:
One- to four-family residential	1	$24	1	$358	2	$382
Multi-family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Total real estate	1	24	1	358	2	382

Real estate construction:
One- to four-family residential	--	--	--	--	--	--
Multi-family residential	--	--	--	--	--	--
Commercial and land development	--	--	--	--	--	--
Total real estate construction	--	--	--	--	--	--

Consumer:
Home equity	1	4	1	30	2	34
Automobile	--	--	--	--	--	--
Other consumer	3	3	--	--	3	3
Total consumer	4	7	1	30	5	37

Commercial business	--	--	--	--	--	--
Total	5	$31	2	$388	7	$419

When a loan becomes 90 days delinquent, we place the loan on nonaccrual status; accordingly, we have no accruing loans that are contractually past due 90 days or more. As of September 30, 2006, nonaccrual loans as a percentage of total loans was 0.08%, and as a percentage of total assets it was 0.05%.


Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented, there were no accruing loans that were contractually past due 90 days or more.

	At September 30,

	2006	2005	2004	2003	2002

	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate:
One- to four-family residential	$ 358	$ 388	$ --	$ 69	$ 70
Multi-family residential	--	--	--	--	--
Commercial	--	--	560	--	--
Total real estate	358	388	560	69	70

Real estate construction:
One- to four-family residential	--	--	--	--	326
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	--	326

Consumer:
Home equity	30	79	30	41	52
Automobile	--	5	7	9	5
Other consumer	--	6	13	14	15
Total consumer	30	90	50	64	72

Commercial business	--	--	--	--	--
Total loans	388	478	610	133	468
Accruing loans which are contractually past due 90 days or more	--	--	--	--	--
Total of nonaccrual and 90 days past due loans	388	478	610	133	468
Repossessed assets	--	--	--	--	6
Real estate owned	--	534	113	--	248
Total nonperforming assets	$388	$1,012	$723	$133	$722
Restructured loans	$ 11	$ 322	$ --	$ --	$ --
Allowance for loan loss on nonperforming loans	--	7	92	9	42
Classified assets included in nonperforming assets	388	1,000	704	133	722
Allowance for loan loss on classified assets	46	64	225	9	42
Nonaccrual and accruing loans 90 days or more past due as a percentage of loans receivable	0.08%	0.11%	0.16%	0.04%	0.14%
Nonaccrual and accruing loans 90 days or more past due as a percentage of total assets	0.05%	0.07%	0.08%	0.03%	0.11%
Nonperforming assets as a percentage of total assets	0.05%	0.15%	0.10%	0.03%	0.17%
Loans receivable, net	$503,065	$430,944	$392,634	$372,629	$318,297
Nonaccrued interest (1)	$11	$5	$12	$1	$3
Total assets	$761,292	$689,577	$743,867	$450,196	$416,543

___________
 (1)   If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30, 2006, the Company had no real estate owned or other repossessed assets.

Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of September 30, 2006, the Company had one restructured loan with a loan balance of $11,000.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of September 30, 2006, we had classified assets of $921,000. The total amount classified represented 0.9% of equity capital and 0.1% of total assets as of September 30, 2006.

The aggregate amounts of classified assets at the dates indicated were as follows:
	At September 30,
	2006	2005
	(in thousands)
Classified assets:
Loss	$ --	$ --
Doubtful	10	11
Substandard	911	2,693
Total	$921	$2,704

Classified assets included in nonperforming loans	$388	$ 467
Allowance for loan loss on classified assets	46	64

Classified assets decreased $1.8 million to $921,000 at September 30, 2006, from $2.7 million at September 30, 2005. The decrease in classified assets is primarily due to a payoff of a large commercial loan, the sale of all real


estate owned at September 30, 2005 and a reduction in the number of residential loan customers that had filed bankruptcy. As of September 30, 2006, the Company did not have any impaired loans included in classified assets.

Potential Problem Loans. Interest accrual is discontinued when management believes, after considering economic and business conditions, collateral value, and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. As of September 30, 2006, the Company has no loans that are contractually 90 days past due and still accruing interest.


The following table summarizes the distribution of the allowance for loan losses by loan category.
	At September 30,
	2006			2005			2004			2003			2002

	(dollars in thousands)
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:
One- to four-family residential	$293,640	$ 873	57.88%	$252,126	$ 784	58.00%	$242,818	$ 704	61.27%	$247,309	$ 635	65.81%	$194,088	$ 348	60.27%
Multi-family residential	7,049	61	1.39	5,454	61	1.25	6,265	75	1.58	7,750	20	2.06	7,512	14	2.33
Commercial	125,401	1,087	24.72	116,432	1,297	26.78	93,575	1,281	23.61	79,020	697	21.02	79,197	714	24.59
Total real estate	426,090	2,021	83.99	374,012	2,142	86.03	342,658	2,060	86.46	334,079	1,352	88.89	280,797	1,076	87.19

Real estate construction:
One- to four-family residential	23,678	290	4.67	14,421	241	3.32	7,207	69	1.82	5,225	13	1.39	6,505	12	2.02
Multi-family residential	--	--	--	1,427	18	0.33	834	11	0.21	352	1	0.09	1,486	3	0.46
Commercial and land development	16,344	294	3.22	7,470	132	1.72	11,151	148	2.81	9,128	70	2.43	6,579	58	2.04
Total real estate	40,022	584	7.89	23,318	391	5.37	19,192	228	4.84	14,705	84	3.91	14,570	73	4.52

Consumer:
Home equity	34,143	243	6.73	28,558	192	6.57	27,351	204	6.90	20,640	99	5.49	18,069	86	5.61
Automotive	3,245	58	0.64	4,576	79	1.05	3,838	79	0.97	1,939	40	0.52	2,297	30	0.71
Other consumer	1,300	32	0.26	1,530	39	0.35	1,949	45	0.49	2,827	244	0.75	3,666	79	1.14
Total consumer	38,688	333	7.63	34,664	310	7.97	33,138	328	8.36	25,406	383	6.76	24,032	195	7.46

Commercial business	2,480	36	0.49	2,759	39	0.63	1,363	21	0.34	1,662	34	0.44	2,641	41	0.83

Total loans	$507,280	$2,974	100.00%	$434,753	$2,882	100.00%	$396,351	$2,637	100.00%	$375,852	$1,853	100.00%	$322,040	$1,385	100.00%


The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.
	Year Ended September 30,

	2006	2005	2004	2003	2002

	(in thousands)

Allowance at beginning of period	$2,882	$2,637	$1,853	$1,385	$1,431
Provisions for loan losses	138	456	900	615	277

Recoveries:
Real estate:
One- to four-family residential	--	--	1	--	--
Multi-family residential	--	--	--	--	--
Commercial	--	2	--	--	--
Total real estate	--	2	1	--	--

Real estate construction:
One- to four-family residential	--	--	--	--	2
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	--	2

Consumer:
Home equity	--	12	--	--	--
Automobile	12	--	12	--	1
Other consumer	12	9	7	7	3
Total consumer	24	21	19	7	4

Commercial business	--	--	--	--	2
Total recoveries	24	23	20	7	8

Charge-offs:
Real estate:
One- to four-family residential	--	--	60	7	145
Multi-family residential	--	--	--	--	--
Commercial	--	56	--	--	--
Total real estate	--	56	60	7	145

Real estate construction:
One- to four-family residential	--	--	--	--	72
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	--	72

Consumer:
Home equity	3	19	--	37	39
Automobile	3	22	23	40	6
Other consumer	33	51	53	70	69
Total consumer	39	92	76	147	114

(table continues on the following page)

	Year Ended September 30,

	2006	2005	2004	2003	2002
	(in thousands)
Commercial business	31	86	--	--	--
Total charge-offs	70	234	136	154	331
Net charge-offs	46	211	116	147	323
Balance at end of period	$2,974	$2,882	$2,637	$1,853	$1,385

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.59%	0.67%	0.67%	0.49%	0.41%

Net charge-offs as a percentage of average loans outstanding during the period	0.01%	0.05%	0.03%	0.04%	0.10%

Allowance for loan losses as a percentage of nonaccrual and 90 days or more past due loans at end of period	766.49%	602.97%	432.30%	1,393.23%	295.94%

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

Management believes that it uses the best information available to determine the allowance for loan losses. However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance. Some of the factors that management applied in determining the level of the amount of additions to our provision for loan losses at September 30, 2006, 2005, 2004, 2003 and 2002 include the items listed in the following table.
	At September 30,

	2006	2005	2004	2003	2002

	(dollars in thousands)

Provisions for loan losses	$ 138	$ 456	$ 900	$ 615	$ 277
Allowance for loan losses	2,974	2,882	2,637	1,853	1,385
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.59%	0.67%	0.67%	0.49%	0.41%

Net charge-offs	$ 46	$211	$116	$147	$323
Total of nonaccrual and 90 days past due loans	388	478	610	133	468
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	0.08%	0.11%	0.16%	0.04%	0.14%

Loans receivable, net	$503,065	$430,944	$392,634	$372,629	$318,297


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

The Company's investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The Company may purchase mortgage-backed securities to supplement loan originations for portfolio during periods when the Company is not able to originate the desired level of portfolio loans.

At September 30, 2006, the Company's consolidated investment portfolio totaled $205.1 million and consisted principally of mortgage-backed securities and FHLB stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

Mortgage-Backed Securities. The Company's mortgage-backed securities had a fair value of $191.0 million and a $195.8 million amortized cost at September 30, 2006. The mortgage-backed securities were primarily comprised of Fannie Mae and Freddie Mac mortgage-backed securities. At September 30, 2006, the portfolio had a weighted-average coupon rate of 4.76% and an estimated weighted-average yield of 4.93%. These securities had an estimated average maturity of 20.3 years and an estimated average life of 4.3 years at September 30, 2006.

The following table sets forth the composition of our investment securities portfolios at the dates indicated. The amortized cost of the available for sale investments and mortgage backed-securities is their net book value before the mark-to-market fair value adjustment.
	At September 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 12,476	$ 12,182	$ 15,105	$ 14,830	$ 874	$ 871
Total available for sale	$ 12,476	$ 12,182	$ 15,105	$ 14,830	$ 874	$ 871

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ 65,234	$ 63,452	$ 72,028	$ 71,067	$53,336	$53,708
Freddie Mac	114,505	111,954	105,308	103,985	43,259	43,818
Non-Agency	3,540	3,436	3,638	3,561	--	--
Total held to maturity	$183,279	$178,842	$180,974	$178,613	$96,595	$97,526


The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2006.
	Amount Due or Repricing within:
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Totals
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$2,042	5.22%	$ 9,860	4.65%	$ 574	3.95%	$ --	--%	$ 12,476	4.71%
Total available for sale	$2,042	5.22%	$ 9,860	4.65%	$ 574	3.95%	$ --	--%	$ 12,476	4.71%

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ --	0.00%	$14,153	5.02%	$6,259	3.94%	$ 44,822	4.94%	$ 65,234	4.86%
Freddie Mac	2,596	5.23	39,387	5.23	696	7.06	71,826	4.85	114,505	5.00
Non-Agency	3,540	4.62	--	--	--	--	--	--	3,540	4.62
Total held to maturity	$6,136	4.88%	$53,540	5.17%	$6,955	4.25%	$116,648	4.88%	$183,279	4.95%

Total investment securities	$8,178	4.96%	$63,400	5.09%	$7,529	4.23%	$116,648	4.88%	$195,755	4.93%
____________
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
	At September 30, 2006
	Amortized Cost	Fair Value

	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 12,476	$ 12,182
Total available for sale	$ 12,476	$ 12,182

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ 65,234	$ 63,452
Freddie Mac	114,505	111,954
Total held to maturity	$179,739	$175,406

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. The carrying value of FHLB stock totaled $9.6 million. As of May 18, 2005, the FHLB of Seattle suspended dividends on all classes of stock as part of its recapitalization plans.

Bank-Owned Life Insurance. The Company purchased bank-owned life insurance policies ("BOLI") to offset future employee benefit costs. At September 30, 2006, the Company had a $10.8 million investment in life insurance contracts. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "Bank owned life insurance" in the Consolidated Balance Sheet. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "Increase in cash surrender value of bank owned life insurance" in the Consolidated Statements of Income. The potential death benefits as of September 30, 2006 were $22.5 million.

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

Deposits. With the exception of our Health Savings Accounts, substantially all of our depositors are residents of the State of Idaho. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We offer a number of different deposit programs including our High Performance Checking, Wall Street Select Checking, Money Market Accounts, Health Savings Accounts and Escalator Certificates of Deposit. Our High Performance Checking program is comprised of several different transaction account products with varying minimum balance requirements, number of checks permitted and interest rate options. Our Wall Street Select Checking and Money Market Account products offer significantly higher rates of interest on larger deposit balances while maintaining the availability of the customer's funds. Our Health Savings Accounts are offered directly or


through unaffiliated third parties including insurance agents and third-party benefits administrators to qualified individuals and employers. The program is offered on a nationwide basis and participants in the plan receive a debit card to facilitate account access. Our Escalator Certificate of Deposit has a guaranteed blended rate for its four-year term with fixed rate increases occurring every six months from the date of the original deposit, and also offers the customer the opportunity to withdraw the entire balance at any six-month anniversary without a pre-payment penalty. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At September 30, 2006, we had $68.5 million of jumbo ($100,000 or more) certificates of deposit, which are primarily from local customers, representing 15.9% of total deposits at that date.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal for the periods indicated.
	Year Ended September 30,

	2006	2005	2004

	(in thousands)

Beginning balance	$396,325	$343,087	$301,273
Net deposits before interest credited	24,203	47,690	37,731
Interest credited	9,753	5,548	4,083
Net increase in deposits	33,956	53,238	41,814
Ending balance	$430,281	$396,325	$343,087

Time Deposits by Rates. The following table sets forth the time deposits in Home Federal classified by rates as of the dates indicated.
	At September 30,

	2006	2005	2004

	(in thousands)

0.00 - 0.99%	$ 268	$ 1,803	$ 19,880
1.00 - 1.99%	341	10,286	28,083
2.00 - 2.99%	17,924	56,344	47,906
3.00 - 3.99%	57,055	89,955	48,835
4.00 - 4.99%	75,300	20,437	17,247
5.00 - 5.99%	74,728	18,412	1,184
6.00 - 6.99%	8,108	228	1,090
Total	$233,724	$197,465	$164,225


Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2006.
	Amounts Due
	Less Than 1 Year	1-2 Years	2-3 Years	2-3 Years	After 4 Years	Total

	(in thousands)

0.00 - 0.99%	$ 268	$ --	$ --	$ --	$ --	$ 268
1.00 - 1.99%	254	5	82	--	--	341
2.00 - 2.99%	14,954	2,486	377	107	--	17,924
3.00 - 3.99%	41,043	11,870	3,253	525	364	57,055
4.00 - 4.99%	56,240	10,183	3,773	4,713	391	75,300
5.00 - 5.99%	67,905	3,863	1,101	545	1,314	74,728
6.00 - 6.99%	7,797	--	--	311	--	8,108
Total	$188,461	$28,407	$8,586	$6,201	$2,069	$233,724

The following table sets forth information concerning the Company's time deposits and other deposits at September 30, 2006.

Weighted Average Interest Rate	Original Term	Category	Amount	Minimum Balance	Percentage of Total Deposits

	(in thousands)

0.25%	N/A	Savings deposits	$ 23,655	$ 10	5.50%
0.57	N/A	Interest-bearing demand deposits	63,916	50	14.85
--	N/A	Noninterest-bearing demand deposits	44,626	50	10.37
2.34	N/A	Money market accounts	33,423	1,000	7.77
0.53	N/A	Health savings accounts	30,937	25	7.19

		Certificates of Deposit
4.33	1-12 months	Fixed term, fixed rate	94,920	500	22.06
4.52	13-24 months	Fixed term, fixed rate	90,452	500	21.02
3.44	25-36 months	Fixed term, fixed rate	17,098	500	3.97
4.85	37-60 months	Fixed term, fixed rate	30,486	500	7.09
5.00	Over 60 months	Fixed term, fixed rate	768	500	0.18
		Total	$430,281		100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2006. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit of $100,000 or More
(in thousands)

Three months or less	$14,777
Over three through six months	17,630
Over six through twelve months	23,543
Over twelve months	12,512
Total	$68,462


Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal at the dates indicated.
	At September 30,
	2006			2005			2004
	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)
	(dollars in thousands)

Savings deposits	$ 23,655	5.50%	$ (1,564)	$ 25,219	6.36%	$ (234)	$ 25,453	7.42%	$ 1,030
Demand deposits	108,542	25.22	(247)	108,789	27.46	23,002	85,787	25.01	13,621
Money market accounts	33,423	7.77	1,902	31,521	7.95	(3,871)	35,392	10.32	3,264
Health savings accounts	30,937	7.19	(2,394)	33,331	8.41	1,101	32,230	9.39	4,746
Fixed rate certificates that mature in the year ending: Within 1 year	188,461	43.80	81,444	107,017	27.00	38,821	68,196	19.88	10,622
After 1 year, but within 2 years	28,407	6.60	(34,295)	62,702	15.82	3,784	58,918	17.17	20,175
After 2 years, but within 5 years	16,597	3.86	(10,346)	26,943	6.80	(9,472)	36,415	10.61	(11,364)
After 5 years	259	0.06	5	254	0.06	191	63	0.02	(54)
Other certificates of deposit	--	--	(549)	549	0.14	(84)	633	0.18	(226)
Total	$430,281	100.00%	$33,956	$396,325	100.00%	$53,238	$343,087	100.00%	$41,814

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB of Seattle to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. As one of our capital management strategies, we also use borrowings from the FHLB of Seattle to fund the purchase of investment securities and origination of loans in order to increase our net interest income when attractive opportunities exist.

As a member of the FHLB of Seattle, we are required to own its capital stock and are authorized to apply for advances on the security of the stock and certain of our mortgage loans and mortgage-backed securities provided certain creditworthiness standards have been met. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 40% of the Bank's total assets, or $296.5 million as of September 30, 2006. At September 30, 2006, our outstanding advances from the FHLB of Seattle totaled $210.8 million.


The following table sets forth information regarding the Company's borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings.
	Year Ended September 30,

	2006	2005	2004

	(dollars in thousands)
Maximum amount of borrowing outstanding at any month end: FHLB advances	$214,000	$182,000	$136,000
Approximate average borrowings outstanding: FHLB advances	191,000	153,000	115,000
Approximate weighted average rate paid on: FHLB advances	4.20%	3.87%	4.08%

	At September 30,

	2006	2005	2004

	(dollars in thousands)
Balance outstanding at end of period: FHLB advances	$210,759	$175,932	$122,797
Weighted average rate paid on: FHLB advances	4.36%	3.96%	3.96%

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

General

Home Federal, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. Home Federal also is subject to regulation and examination by the FDIC, which insures the deposits of Home Federal to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's loan documents. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2006, the Bank's lending limit under this restriction was $13.5 million. Home Federal is in compliance with the loans-to-one-borrower limitation.

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

Deposit Insurance. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

Major provisions in the legislation include:

  merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;


  providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

  providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

  requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%); and

  Provides for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the Deposit Insurance Fund.

On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institution, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution's assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

The new assessment rates will take effect at the beginning of 2007. However, the Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management does not believe it is possible at this time to reliably estimate the net assessment cost, if any that may be imposed on the Bank. There are a number of uncertain factors that could affect the assessment rate that the FDIC will decide to apply to the Bank and the actual assessment credit that will be available to the Bank in 2007.

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

The capital regulations require tangible capital of at least 2.0% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2006, the Bank had intangible assets in the form of mortgage servicing rights.

At September 30, 2006, the Bank had tangible capital of $87.3 million, or 11.8% of tangible assets, which is approximately $76.2 million above the minimum requirement of 1.5% of tangible assets as of that date.

The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2006, the Bank's mortgage servicing rights were subject to these tests. At September 30, 2006, the Bank had core capital equal to $87.3 million, or 11.8% of adjusted total assets, which is $57.6 million above the minimum requirement of 4.0% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At September 30, 2006, the Bank had Tier 1 risk-based capital of $87.3 million, or 18.8% of risk-weighted


assets, which is approximately $68.7 million above the minimum on that date. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On September 30, 2006, the Bank had total risk-based capital of $90.2 million and risk-weighted assets of $463.7 million, or total risk-based capital of 19.5% of risk-weighted assets. This amount was $53.1 million above the 8.0% requirement in effect on that date.

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

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following


the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

Liquidity. All savings institutions, including the Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test. All savings institutions regulated by the OTS, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At September 30, 2006, the Bank met the test with a 99.0%, ratio and has always met the test since its inception.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of outstanding in its latest examination.

Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities that such person's control is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in


part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of September 30, 2006, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB of Seattle, which are subject to the oversight of the Federal Housing Finance Board. All FHLB advances are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2006, the Bank had $9.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock until such dividends were suspended on May 18, 2005. For the year ended September 30, 2006, the Bank received no dividends from the FHLB of Seattle compared to $30,000 in dividends from the FHLB of Seattle for the year ended September 30, 2005.

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

Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. The Company has a $1.5 million revolving line of credit from the Bank. As of September 30, 2006, there was no balance owed on the line of credit. The line of credit is secured by a mortgage-backed security with a fair value of $2.8 million as of September 30, 2006.

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


To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

Activities Restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

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


a liability; and (4) the amount of any waived dividend is considered as having been paid by the savings institution in evaluating any proposed dividend under OTS capital distribution regulations.

Home Federal MHC has waived all dividends paid by the Company through September 30, 2006. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Home Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Home Federal MHC converts to stock form. As of September 30, 2006, Home Federal MHC has waived receipt of dividends from the Company in the amount of $2.8 million.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including Home Federal Bancorp.

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


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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2006, the Company had no net operating loss carryforwards for federal income tax purposes.

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

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability comprised of convenient branch locations, including six branches located inside Wal-Mart Superstores offering extended banking hours, call center and Internet banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction.

We currently rank fifth in terms of deposits, among the 20 federally-insured depository institutions in Ada and Canyon Counties, our primary market area. Our key competitors are U.S. Bank, Wells Fargo, Washington Mutual, Bank of America, Key Bank, Washington Federal and Farmers & Merchants. These competitors control approximately 74% of the deposit market with $5.4 billion of the $7.3 billion total deposits in Ada and Canyon Counties as of June 30, 2006. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships. We also compete for loans and deposits through our two branch offices in Gem and Elmore Counties.


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

Personnel

At September 30, 2006, we had 227 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. The Company believes its relationship with its employees is good.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.
	Age at
	September	Position

Name	30, 2006	Company	Bank

Daniel L. Stevens	63	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board and Chief Executive Officer

Len E. Williams	47	--	President

Robert A. Schoelkoph	54	Chief Financial Officer	Senior Vice President and Chief Financial Officer

Roger D. Eisenbarth	59	--	Senior Vice President and Chief Lending Officer

Lynn A. Sander	54	--	Senior Vice President of Retail Banking

Denis J. Trom	60	--	Senior Vice President of Human Resources

Karen A. Wardwell	50	--	Senior Vice President of Operations and Technology

Biographical Information

Daniel L. Stevens is Chairman of the Board, President and Chief Executive Officer of the Company, positions he has held since 2004, and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since joining the Bank in 1995. Prior to September 2006, Mr. Stevens was also the President of the Bank. Mr. Stevens became a director in 1996 and has served as Chairman of the Board of the Bank since 2001. He has been in the financial services industry for over 30 years and has served as a senior officer or chief executive officer for four other mutual and stock thrifts during his career. He is past Vice Chairman of the Board of Directors of the FHLB of


Seattle. He served as the Chairman of the Audit Committee and a member of the Financial Operations Committee of the FHLB of Seattle. Mr. Stevens was a director of the FHLB of Seattle from 1996 until 2004. He is a director of America's Community Bankers, serves on America's Community Bankers FHLB System Committee and chairs the America's Community Bankers Credit Union Committee. He is an immediate past Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce, serves as a director and treasurer for the Idaho Bankers Association and the Midwest Conference of Community Bankers. He is a director of the Boise State University Foundation, and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

Len E. Williams is President of the Bank. Mr. Williams joined the Bank in September 2006. Mr. Williams previously served as Senior Vice President and Head of Business Banking with Fifth Third Bank and has more than 28 years of banking experience. From 1987 to 2005, he held several management positions with Key Bank, including President of Business Banking from 2003 to 2005. Mr. Williams holds an M.B.A. from the University of Washington and is a graduate of the Pacific Coast Banking School.

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

Lynn A. Sander is Senior Vice President/Retail Banking of the Bank. Ms. Sander joined the Bank in May 2000. Ms. Sander served as Vice President/Sales Management from May 2000 until she was appointed to her current position in July 2001. Prior to that, she was Senior Vice President, Account Manager for Fairmont/Aspen Performance Group, a sales and service consulting company, from June 1999 to May 2000. From 1987 until December 1998, Ms. Sander was employed by KeyBank of Idaho and its affiliate KeyCorp Management Company, where her last position was Vice President/Core Banking Territory Manager. She currently serves on the Boards of Directors of the Boise Metro Chamber of Commerce, the Women and Children's Alliance, and is the Chair of the Board for the United Way of Treasure Valley. Ms. Sander served as Fundraising Chairman for the Idaho Anne Frank Human Rights Memorial and was chairman of the 2005 Treasure Valley United Way campaign.

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

Karen A. Wardwell is Senior Vice President/Operations and Technology of the Bank. Ms. Wardwell joined Home Federal in August 2001 as Vice President and Director of Internal Audit, a position she held until she was promoted to Director of Retail Operations in 2002 and then to her current position in May 2003. Ms. Wardwell was previously employed by Wells Fargo, formerly First Security Bank, Boise, Idaho, from 1998 until August 2001. Prior to that, she was employed at West One Bank from 1981 until August 1996. In her 15-year career with West One, she held various positions in operations and information technology. Her last position was Assistant Vice President and Manager in the Consumer Loan Service Center. Ms. Wardwell is a graduate of the BAI Graduate


School of Operations and Technology at Vanderbilt University. She is a member of the Board of Directors of the Boise Public Schools Education Foundation.

Item 1A. Risk Factors

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which we believe are material to our business and could negatively affect our operating results, financial condition and the trading value of our common stock. Other risks factors, not currently known to us, or that we currently deem to be immaterial or unlikely, also could adversely affect our business. In assessing the following risk factors, you should also refer to the other information contained in this Annual Report on Form 10-K and our other filings with the SEC.

Home Federal MHC's majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may deem advantageous or a second-step conversion by Home Federal MHC.

Home Federal MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage Home Federal Bancorp and Home Federal Bank. As a federally-chartered mutual holding company, the Board of Directors of Home Federal MHC must ensure that the interests of depositors of Home Federal Bank are represented and considered in matters put to a vote of stockholders of Home Federal Bancorp. Therefore, the votes cast by Home Federal MHC may not be in your personal best interests as a stockholder. For example, Home Federal MHC may exercise its voting control to defeat a stockholder nominee for election to the Board of Directors of Home Federal Bancorp. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Home Federal MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Future changes in interest rates may reduce our profits which could have a negative impact on the value of our stock.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between (1) the interest income we earn on our interest-earning assets, such as loans and securities and (2) the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility due to market interest rate changes over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. In a period of declining interest rates, the interest income earned on our assets may decrease more rapidly than the interest paid on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities are called or prepaid thereby requiring us to reinvest those cash flows at lower interest rates. We diligently manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Annual Report on Form 10-K.

Office of Thrift Supervision policy on remutualization transactions could prohibit the merger or an acquisition of us, which may lower our stock price.

Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies which is reflected in the stock prices of mutual holding companies. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity. Under certain


circumstances, the OTS intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that OTS concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our stock price may be adversely affected. We have no current plans to undertake a remutualization transaction. In addition, OTS regulations prohibit, for three years following the completion of a stock offering by a company such as Home Federal Bancorp, the acquisition of more than 10% of any class of equity security of the company without the prior approval of the OTS. Our stock offering was completed on December 6, 2004.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment brokerage firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

If external funds are not available, this could adversely impact our growth and future prospects.

We rely on deposits, brokered deposits, FHLB advances and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Our increased emphasis on commercial lending may expose us to increased lending risks.

We have grown our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial construction loans and commercial business loans, and intend to continue to emphasize these types of loans. These loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock, and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate the Company's internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company's independent auditor addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock, and our ability to attract additional deposits.


The economy in our local market area may adversely affect our operations.

Our financial results may be adversely affected by changes in prevailing economic conditions, including: decreases in real estate values, changes in interest rates and adverse employment conditions; the monetary and fiscal policies of the federal government; and other significant external events. Because we hold a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral for these loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our loans are concentrated to borrowers in our market area.

At September 30, 2006, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of Canyon, Ada, Elmore and Gem Counties in Idaho. We have relatively few loans outside of our market area. As a result, we may have a greater risk of loan defaults and losses in the event of an economic downturn in our market area such as a decline in local property values.

Home Federal MHC may never convert from a mutual stock to a capital stock form which could adversely affect the market value of our common stock.

We believe that the current market price of our common stock is partly based on anticipation by investors that our parent company, Home Federal MHC will convert from mutual form to capital stock form in the future. This conversion, which is commonly known as a "second-step conversion," would permit members of Home Federal MHC to purchase shares of our common stock of our successor, and allow our stockholders, other than Home Federal MHC, to exchange their shares for a number of shares in the new stock company based upon an exchange ratio that ensures that such stockholders own the same percentage in the new company that they owned in Home Federal Bancorp immediately prior to the conversion. A "second-step conversion" requires the approval of the members, the OTS and the SEC. We have no current plans to undertake a "second-step conversion." The market value of our stock could be adversely affected if investors sell our common stock because they no longer anticipate that a "second-step conversion" is imminent in the near term.

If our allowance for loan losses is not sufficient to cover actual losses, our income may be negatively affected.

In the event our loan customers do not repay their loans according to their terms and the collateral security for the payments of these loans is insufficient to pay any remaining loan balance, we may experience significant loan losses. Such credit risk is inherent in the lending business, and our failure to adequately assess such credit risk could have a material adverse affect on our financial condition and results of operations.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loans losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions as well. If our assumptions are incorrect, our allowance for loan losses may be insufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance.

In addition, the OTS periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by the OTS may have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and


unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See "Item 1, Business - How We Are Regulated."

We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2006, we had 14 full service banking offices and two loan centers. Seven of the locations are owned, seven locations are leased and two locations are owned with the land being leased. During October 2006, the Company opened a branch at a new Wal-Mart near the Idaho Center in Nampa, Idaho. The lease term is for 60 months with an option to renew for two additional 60-month terms. The Company also owns a commercial lot in Meridian, Idaho for use as a future branch site. The Company does not anticipate that construction of the branch will begin prior to October 2007.

At September 30, 2006, the net book value of our investment in properties and equipment was $12.8 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2006 was approximately $495,000.

In March 2005, the Company selected Open Solutions Inc. for the conversion of the Company's core data processing systems to Open Solutions' technology platform for financial institutions. The contract with Open Solutions Inc. is for a term of 60 months with options to renew for additional successive twenty-four month terms. The conversion to the Open Solutions system was successfully completed in November 2005. The majority of the costs related to the conversion, including software license fees, hardware and conversion costs, were capitalized and are amortized using the straight-line method over their estimated useful life.


The following table sets forth certain information relating to the Company's offices as of September 30, 2006.
Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICE 500 12th Avenue South Nampa, Idaho 83651 (1) (2)	Owned	N/A	34,014

BRANCH OFFICES:

Downtown Boise (2) 800 West State Street Boise, Idaho 83703	Leased	August 2010	3,500

Parkcenter (2) 871 East Parkcenter Boulevard Boise, Idaho 83706	Owned	N/A	4,500

Fairview (2) 10443 Fairview Avenue Boise, Idaho 83704	Building owned Land leased	June 2070	2,500

Meridian (2) 55 East Franklin Road Meridian, Idaho 83642	Owned	N/A	4,000

Caldwell (2) 923 Dearborn Caldwell, Idaho 83605	Owned	N/A	4,500

Mountain Home (2) 400 North 3rd East Mountain Home, Idaho 83647	Owned	N/A	2,600

Emmett (2) 250 South Washington Avenue Emmett, Idaho 83617	Owned	N/A	2,600

Boise (3) 8300 West Overland Road Boise, Idaho 83709	Leased	March 2011	695

Meridian (3) 4051 East Fairview Avenue Meridian, Idaho 83642	Leased	February 2011	695

Nampa (3) 2100 12th Avenue Road Nampa, Idaho 83651	Leased	August 2010	695

Caldwell (3) 5108 East Cleveland Boulevard Caldwell, Idaho 83605	Leased	August 2010	695

(table continues on following page) 43

Location	Leased or Owned	Lease Expiration Date	Square Footage
Garden City (3) 7319 West State Street Boise, Idaho 83714	Leased	August 2007	695

Idaho Center (3) 5875 E. Franklin Road Nampa, Idaho 83687 (opened October 2006)	Leased	December 2011	710

Eagle (2) 100 E. Riverside Dr. Eagle, Idaho 83616	Owned	N/A	4,500

LOAN OFFICES:

Blackeagle 1307 Maplegrove Boise, Idaho 83709	Leased	August 2010	4,310

Meridian 111 No. Main Street Meridian, Idaho 83642	Building owned Land leased	December 2009	2,600
____________
(1)    Includes home branch
(2)    Drive-up ATM available
(3)    Wal-Mart locations

Item 3. Legal Proceedings

On April 19, 2006, the State of Idaho Department of Finance issued a cease-and-desist order to a former investment representative dually employed by PrimeVest Financial Services, Inc. and the Company with respect to sales of unregistered securities in 2005. The Company is aware of approximately $193,000 of unauthorized sales outstanding and is cooperating fully with the Department of Finance. At this time, the outcome of the action cannot be predicted and its financial impact, if any, cannot be assessed.

In addition to the above item, from time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

Section 6707A(e) of the Internal Revenue Code requires disclosure in the event that the Internal Revenue Service has demanded a penalty from the Company for its failure to disclose on a tax return information related to a transaction designated by the Internal Revenue Service as abusive or having significant tax avoidance purpose. As of September 30, 2006, the Company has not received such a notice and demand for payment.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.


PART II

Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock began trading on the Nasdaq National Market under the symbol "HOME" on December 7, 2004. With Nasdaq's recent transition to a national securities exchange known as "The Nasdaq Stock Market LLC" and the implementation of three tiers of trading, the Company's common stock trades on the Nasdaq Global Market. As of September 30, 2006, there were approximately 5,660,000 shares of common stock issued to non-affiliates and approximately 680 stockholders of record, excluding persons or entities that hold stock in nominee or "street name" accounts with brokers.

The following table sets forth the high and low trading prices, as reported by The Nasdaq Stock Market LLC, and cash dividends paid for each quarter during the fiscal years ended September 30, 2006 and 2005.

Fiscal Year Ended September 30, 2006	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2005	$13.00	$12.10	$0.050
Quarter Ended March 31, 2006	13.67	12.16	0.055
Quarter Ended June 30, 2006	15.64	13.30	0.055
Quarter Ended September 30, 2006	15.74	13.63	0.055

Fiscal Year Ended September 30, 2005	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2004	$12.96	$12.49	$ --
Quarter Ended March 31, 2005	13.04	11.91	--
Quarter Ended June 30, 2005	13.42	11.16	0.050
Quarter Ended September 30, 2005	13.19	11.97	0.050

Dividends

Dividend payments by the Company may depend upon dividends received by the Company from the Bank. Under federal regulations, the amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual holding company reorganization. See "Item 1. Business - How We Are Regulated - Federal Regulation of Savings Institutions - Limitations on Dividends and Other Capital Distributions." During the year ended September 30, 2006, the Company paid dividends of $0.215 per share. Home Federal MHC waived the receipt of dividends paid on the shares it owns of the Company.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

As of September 30, 2006, the Company has no announced plan to repurchase shares of the Company's common stock. The Company did not purchase any of its outstanding common stock during the fourth quarter of the year ended September 30, 2006.


Item 6.Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and subsidiaries at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,

	2006	2005	2004	2003	2002

FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$761,292	$689,577	$743,867	$450,196	$416,543
Investment securities, available for sale, at fair value	--	--	--	5,440	2,507
Mortgage-backed securities, available for sale	12,182	14,830	871	--	--
Mortgage-backed securities, held to maturity	183,279	180,974	96,595	24,425	44,325
Loans receivable, net	503,065	430,944	392,634	372,629	318,297
Loans held for sale	4,119	5,549	3,577	5,066	12,722
Total deposit accounts	430,281	396,325	343,087	301,273	279,772
FHLB advances	210,759	175,932	122,797	96,527	91,008
Stockholders' equity	107,869	101,367	45,097	40,399	34,961

	Year Ended September 30,

	2006	2005	2004	2003	2002

OPERATING DATA:	(in thousands, except share data)

Interest and dividend income	$39,913	$33,910	$27,512	$26,896	$26,904
Interest expense	16,917	12,231	9,650	9,705	11,465
Net interest income	22,996	21,679	17,862	17,191	15,439
Provision for loan losses	138	456	900	615	277
Net interest income after provision for loan losses	22,858	21,223	16,962	16,576	15,162
Noninterest income	11,109	10,128	8,982	11,188	5,767
Noninterest expense	23,945	23,158	18,576	18,885	17,178
Income before income taxes	10,022	8,193	7,368	8,879	3,751
Income tax expense	3,810	2,910	2,684	3,423	1,644
Net income	$ 6,212	$ 5,283	$ 4,684	$ 5,456	$ 2,107

Earnings per common share:
Basic	$0.43	$0.36	nm(1)	nm(1)	nm(1)
Diluted	0.43	0.36	nm(1)	nm(1)	nm(1)

Dividends declared per share:	$0.215	$0.100	nm(1)	nm(1)	nm(1)

	At September 30,
OTHER DATA:	2006	2005	2004	2003	2002

Number of:
Real estate loans outstanding	3,389	3,236	3,081	3,053	2,565
Deposit accounts	70,373	73,013	75,565	72,327	70,183
Full service offices	14	15	14	14	14
_____________
(1) Per share information is not meaningful. The Company did not complete its minority stock offering until December 6,
2004 and did not have any outstanding shares prior to that date.

	At or For the Year Ended September 30,

	2006	2005	2004	2003	2002

KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	0.85%	0.82%	0.93%	1.23%	0.53%
Return on average equity (2)	5.90	5.69	10.47	13.39	6.03
Dividend payout ratio (3)	19.72	10.68	--	--	--
Equity-to-assets ratio (4)	14.47	14.38	8.86	9.17	8.74
Interest rate spread (5)	2.79	3.15	3.55	3.93	3.98
Net interest margin (6)	3.33	3.57	3.84	4.19	4.23
Efficiency ratio (7)	70.21	72.81	69.20	66.55	81.01
Average interest-earning assets to average interest-bearing liabilities	122.32	121.07	113.62	110.96	107.83
Noninterest expense as a percent of average total assets	3.29	3.59	3.68	4.25	4.29

Capital Ratios:
Tier 1 (core) capital (to tangible assets)	11.77	12.00	6.01	8.89	8.50
Total risk-based capital (to risk-weighted assets)	19.46	20.46	12.76	14.18	13.79
Tier 1 risk-based capital (to risk-weighted assets)	18.82	19.75	12.05	13.56	13.27

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.08	0.11	0.16	0.04	0.14
Nonperforming assets as a percent of total assets	0.05	0.15	0.10	0.03	0.17
Allowance for losses as a percent of gross loans receivable	0.59	0.67	0.67	0.49	0.41
Allowance for losses as a percent of nonperforming loans	766.49	602.97	432.30	1,393.23	295.94
Net charge-offs to average outstanding loans	0.01	0.05	0.03	0.04	0.10
____________
(1)    Net income divided by average total assets.
(2)    Net income divided by average equity.
(3)    Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.
(4)    Average equity divided by average total assets.
(5)    Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)    Net interest income as a percentage of average interest-earning assets.
(7)    Noninterest expense divided by total noninterest income and net interest income before provision for loan loss.


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors listed above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

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

Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy and equipment, data processing, advertising, postage and supplies, professional services and, when applicable, deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which


are the fixed and variable costs of building and equipment, consist primarily of lease payments, depreciation charges, maintenance and costs of utilities.

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

  Maintaining favorable asset quality reflected primarily by a low level of non-performing assets, low charge-offs and adequacy of loan loss reserves. We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards we believe are conservative. At September 30, 2006, our nonaccrual and 90 days or more past due loans as a percentage of loans receivable was 0.08%.

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

  Analyzing profitability of products and services and allocating resources to those areas offering the greatest potential for future profits. We are implementing a comprehensive cost accounting and customer information systems to provide the data necessary to build effective product and customer profitability reporting for all of our products and services. We intend to use this profitability data as we build business plans to support the expansion of current lines of business and in the implementation of new products and services.

  Expanding the number of households we serve through internal expansion of the branch network and possible selective acquisitions of financial service providers in existing or surrounding markets. We continually monitor the growth in our four-county market area and work closely with commercial real estate experts to target sites for future branch locations. During October 2006, we opened a branch in a new Wal-Mart in Nampa, Idaho. We also own land for a future branch site in Meridian, Idaho, a suburb of Boise. Our long-term strategy is to build one branch per year if appropriate sites can be identified and obtained. We will also actively search for appropriate acquisitions to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets.


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


Critical Accounting Policies

We use estimates and assumptions in our financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Company. These policies relate to the determination of the allowance for loan losses and the associated provision for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management's and our tax advisor's understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditor on an annual basis and by our regulators when they examine the Bank.

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

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about future losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

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


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

Comparison of Financial Condition at September 30, 2006 and September 30, 2005

General. Total assets increased $71.7 million, or 10.4%, to $761.3 million at September 30, 2006 from $689.6 million at September 30, 2005. Loans receivable, net, increased $72.1 million, or 16.7%, to $503.1 million, and was the primary reason for the asset growth during the fiscal year. The demand for loans was funded with increased deposits of $34.0 million and FHLB advances of $34.9 million.

Assets. For the year ended September 30, 2006, total assets increased $71.7 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at September 30, 2006	Balance at September 30, 2005	Amount	Percent

	(dollars in thousands)
Mortgage-backed securities, available for sale	$ 12,182	$ 14,830	$(2,648)	(17.9)%
Mortgage-backed securities, held to maturity	183,279	180,974	2,305	1.3
Loans receivable, net of allowance for loan losses	503,065	430,944	72,121	16.7
Loans held for sale	4,119	5,549	(1,430)	(25.8)

Mortgage-backed securities decreased $343,000 to $195.5 million at September 30, 2006, from $195.8 million at September 30, 2005. For the year ended September 30, 2006, the Company purchased $30.3 million of mortgage-backed securities that consisted primarily of hybrid adjustable and fixed rate securities with terms of 15 years or less. Normal repayments of principal totaled $30.7 million for the year ended September 30, 2006. The Company may purchase mortgage-backed securities to manage interest rate sensitivity and to supplement loan originations during periods when the Company is not able to originate the desired type or volume of portfolio loans.

Loans receivable, net, increased $72.1 million to $503.1 million at September 30, 2006, from $430.9 million at September 30, 2005. One- to four-family residential loans and commercial real estate loans increased $50.8 million and $17.8 million, respectively, during the year ended September 30, 2006. During the fiscal year, the Company purchased $38.8 million of hybrid adjustable, one- to four-family mortgage loans located primarily in the Western United States. Purchased mortgage loans allow the Company to increase interest-earning assets, manage interest rate risk, and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. As of September 30, 2006, over 90% of the Company's loan portfolio was secured by real estate, either as primary or secondary collateral.

Loans held for sale decreased $1.4 million to $4.1 million at September 30, 2006, from $5.5 million at September 30, 2005. The balance of loans held for sale can vary significantly from period to period reflecting loan demand by borrowers and the current interest rate environment. The Company originates fixed-rate residential loans, the majority of which are sold in the secondary market. Selling fixed-rate mortgage loans allows the Company to reduce interest rate risk associated with long term, fixed-rate products and provides funds to make new loans and diversify the loan portfolio.

Deposits. Deposits increased $34.0 million, or 8.6%, to $430.3 million at September 30, 2006, from $396.3 million at September 30, 2005. Certificates of deposit accounted for the majority of the increase in total deposits during the


period with certificates of 6 to 12-month terms having the largest increase in balances. Demand deposits and savings accounts decreased $2.3 million, or 1.2%, as customers migrated towards higher rate deposit products during the fiscal year. The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at September 30, 2006	Balance at September 30, 2005	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 44,626	$ 46,311	$ (1,685)	(3.6)%
Interest-bearing demand deposits	128,276	127,330	946	0.7
Savings deposits	23,655	25,219	(1,564)	(6.2)
Certificates of deposit	233,724	197,465	36,259	18.4
Total deposit accounts	$430,281	$396,325	$33,956	8.6%

Borrowings. Advances from the FHLB increased $34.9 million, or 19.8%, to $210.8 million at September 30, 2006, from $175.9 million at September 30, 2005. The Company uses FHLB advances as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $6.5 million, or 6.4%, to $107.9 million at September 30, 2006, from $101.4 million at September 30, 2005. The increase was primarily a result of the $6.2 million in net income and earned employee stock ownership plan ("ESOP") shares and equity compensation totaling $1.5 million, offset by $1.2 million of cash dividends paid to stockholders. On September 15, 2006, the Company paid $0.055 per share in cash dividends to stockholders of record as of September 1, 2006, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Years ended September 30, 2006 and September 30, 2005

General. Net income for the year ended September 30, 2006 was $6.2 million, or $0.43 per diluted share, compared to net income of $5.3 million, or $0.36 per diluted share, for the year ended September 30, 2005. Results for the year ended September 30, 2005 included the $386,000 pre-tax gain on the sale of a former branch and a $1.8 million pre-tax expense for establishing the Foundation. Excluding the gain on the sale of the branch and the expense for establishing the Foundation, the Company had net income of $6.2 million, or $0.42 per diluted share, for the year ended September 30, 2005.

The following table reconciles the Company's actual net income to pro forma net income for the fiscal year ended September 30, 2006 and 2005, exclusive of the sale of the branch and the contribution to the Foundation, as adjusted for federal and state taxes:
	Year Ended September 30,
	2006	2005
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$6,212	$5,283
Gain on sale of branch	--	(386)
Contribution to Foundation	--	1,825
Federal and state income tax effect	--	(561)
Pro forma net income	$6,212	$6,161
Earnings per share
Diluted as reported	$0.43	$0.36
Pro forma diluted	$0.43	$0.42

Net Interest Income. Net interest income increased $1.3 million, or 6.1%, to $23.0 million for the year ended September 30, 2006, from $21.7 million for the year ended September 30, 2005. Average total interest-earning assets increased $83.0 million, or 13.7% to $689.7 million for the year ended September 30, 2006 from $606.7 million for the same period last year. Average total interest-bearing liabilities increased $62.7 million, or 12.5%, to $563.8 million for the year ended September 30, 2006 from $501.1 million for the same period last year.


The Company's net interest margin decreased 24 basis points to 3.33% for the year ended September 30, 2006, from 3.57% for the same period last year. The cost of deposits increased 58 basis points to 2.39% for the fiscal year from 1.81% for the same period last year. The decline in the net interest margin to 3.33% reflects competitive pricing pressures and the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. The Company believes the repricing of existing and new loans will help counter the trend in net interest margin, however, pressure will likely continue in the near term as a result of competitive pricing pressures and the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2006 increased $6.0 million, or 17.7%, to $39.9 million, from $33.9 million for the year ended September 30, 2005. The increase was primarily attributable to the $83.0 million, or 13.7%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.79% as a result of the general increase in interest rates.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2006 and 2005:
	Year Ended September 30,
	2006		2005		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2005

	(dollars in thousands)

Loans receivable, net	$471,291	6.35%	$419,940	6.14%	$4,155
Loans held for sale	3,771	6.15	2,518	5.80	86
Investment securities, available for sale, including interest-bearing deposits in other banks	3,197	4.38	14,972	2.09	(173)
Mortgage-backed securities	201,838	4.76	160,780	4.75	1,965
FHLB stock	9,591	--	8,480	0.35	(30)
Total interest-earning assets	$689,688	5.79%	$606,690	5.59%	$6,003

On May 18, 2005, the FHLB indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans.

Interest Expense. Interest expense increased $4.7 million, or 38.3%, to $16.9 million for the year ended September 30, 2006 from $12.2 million for the year ended September 30, 2005. The average balance of total interest-bearing liabilities increased $62.7 million, or 12.5%, to $563.8 million for the year ended September 30, 2006 from $501.1 million for the year ended September 30, 2005. The increase was primarily a result of growth in certificates of deposit and additional FHLB advances. As a result of general market rate increases following Federal Reserve rate increases during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 56 basis points to 3.00% for the year ended September 30, 2006 compared to 2.44% for the year ended September 30, 2005.


The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2006 and 2005:
	Year September 30,
	2006		2005		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2005

	(dollars in thousands)

Savings deposits	$ 24,863	0.21%	$ 25,633	0.20%	$ --
Interest-bearing demand deposits	97,916	0.48	104,972	0.28	168
Money market deposits	31,875	1.68	36,061	1.09	140
Certificates of deposit	218,496	3.60	181,015	3.06	2,318
FHLB advances	190,684	4.20	153,443	3.87	2,060
Total interest-bearing liabilities	$563,834	3.00%	$501,124	2.44%	$4,686

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the allowance for loan losses on a quarterly basis. The quarterly assessment may include several factors, including changes in size and composition of the loan portfolio, delinquency rates, charge-off rates and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific larger balance loan has been impaired and a loss is probable. The general allowance component relates to groups of homogeneous loans with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the bank's historical loss experience.

A provision for loan losses of $138,000 was established by management in connection with its analysis of the loan portfolio for the year ended September 30, 2006, compared to a provision for loan losses of $456,000 established for the same period of 2005. The $318,000 decrease in the provision takes into account the increase in loans receivable during the fiscal year, offset by the Company's current credit quality, reduction in classified assets, nonperforming loans and net charge-offs. On an annual basis, the Company also analyzes its historical loan loss rates used in the calculation of the provision. As a result of the current year analysis, the allowance for loan losses was reduced $182,000 due to a decline in three and five year average historical loss rates for certain loan categories. Management considers the allowance for loan losses at September 30, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.


The following table details selected activity associated with the allowance for loan losses for the year ended September 30, 2006 and 2005:
	At or For the Year Ended September 30,
	2006	2005

	(dollars in thousands)
Provision for loan losses	$ 138	$ 456
Net charge-offs	46	211
Allowance for loan losses	2,974	2,882
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.58%	0.66%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	766.49%	602.97%
Nonperforming loans	$ 388	$ 478
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.08%	0.11%
Loans receivable, net	$503,065	$430,944

Noninterest Income. Noninterest income increased $981,000, or 9.7%, to $11.1 million for the year ended September 30, 2006 from $10.1 million for the year ended September 30, 2005. The increase in noninterest income is primarily attributable to a $1.0 million increase in service charges as a result of enhancements to the retail checking program related to the core processing conversion that took place in the first quarter of the current fiscal year. Gains on sale of loans also increased to $1.1 million for the year ended September 30, 2006 from $382,000 for the comparable period in 2005 as loans sold to investors increased to $81.6 million for the year ended September 30, 2006 from $57.6 million for the year ended September 30, 2005. The Company also recaptured $137,000 of prior write-downs of the mortgage servicing rights for the current fiscal year compared to a $300,000 write-down for the prior fiscal year. Other noninterest income for the year ended September 30, 2005 included a $386,000 gain on the sale of a former branch and a $456,000 gain from life insurance proceeds, which were not experienced in the current fiscal year.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Year Ended September 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Service fees and charges	$ 9,292	$ 8,274	$ 1,018	12.3%
Gain on sale of loans	1,056	382	674	176.4
Increase in cash surrender value of bank owned life insurance	383	343	40	11.7
Loan servicing fees	620	672	(52)	(7.7)
Mortgage servicing rights, net	(179)	(480)	301	(62.7)
Other	(63)	937	(1,000)	(106.7)
Total noninterest income	$11,109	$10,128	$ 981	9.7%

The Company performs a quarterly review of mortgage servicing rights for potential increases or declines in value. For the year ended September 30, 2006, the Company determined the value of the mortgage servicing rights increased $137,000. In addition, amortization of the servicing rights exceeded the servicing rights capitalized as the majority of loans were sold with the servicing rights released, resulting in a net expense of $179,000 for the year ended September 30, 2006. The mortgage servicing right was 1.15% of mortgage loans serviced for others at September 30, 2006, compared to 1.10% at September 30, 2005. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This


estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.

Noninterest Expense. Noninterest expense increased $787,000, or 3.4%, to $23.9 million for the year ended September 30, 2006 from $23.2 million for the year ended September 30, 2005.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Year Ended September 30,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$15,081	$12,636	$ 2,445	19.3%
Occupancy and equipment	2,759	2,765	(6)	(0.2)
Data processing	1,802	1,616	186	11.5
Advertising	1,025	1,147	(122)	(10.6)
Contribution to Foundation	--	1,825	(1,825)	(100.0)
Other	3,278	3,169	109	3.4
Total noninterest expense	$23,945	$23,158	$ 787	3.4%

During the year ended September 30, 2005, the Company established the Foundation by contributing $1.8 million, consisting of 146,004 shares of its common stock and $365,010 in cash. The Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within the Company's market area.

Excluding the contribution to the Foundation, noninterest expense increased $2.6 million for the year ended September 30, 2006. Compensation and benefits accounted for $2.4 million of the total increase, increasing to $15.1 million for the year ended September 30, 2006 from $12.6 million for the same period a year ago. The majority of the increase in compensation and benefits was attributable to the establishment of the Company's equity compensation plans, annual merit increases, and increases in employee commissions and incentive plans. The equity compensation plans consist of the Company's ESOP, 2005 Recognition and Retention Plan, and 2005 Stock Option and Incentive Plan. See Note 9 of the Selected Notes to Consolidated Financial Statements contained herein for further information. As of September 30, 2006, the Company employed 240 full-time equivalent employees, compared to 237 at September 30, 2005. The 11.5% increase in data processing was primarily attributable to the outsourcing of the Company's check processing function as part of the conversion of its core processing system in November 2005. The outsourcing costs were offset by a corresponding reduction in compensation, equipment expense and other costs.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 70.2% for the year ended September 30, 2006 compared to 72.8% for the year ended September 30, 2005. Excluding the non-recurring contribution to the Foundation and the gain on the sale of a former branch, the efficiency ratio was 67.9% for the year ended September 30, 2005. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $900,000, or 30.9%, to $3.8 million for the year ended September 30, 2006 from $2.9 million for the same period a year ago. Income before income taxes was $10.0 million for the year ended September 30, 2006 compared to $8.2 million for the year ended September 30, 2005. The Company's combined federal and state effective income tax rate for the current year was 38.0% compared to 35.5% for the prior fiscal year. For the year ended September 30, 2005, the effective tax rate was lower primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.


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

Loans receivable, net, increased $38.3 million to $430.9 million at September 30, 2005, from $392.6 million at September 30, 2004. Single-family residential loans and commercial real estate loans increased $16.5 million and $19.2 million, respectively, during the year ended September 30, 2005. Over 90% of the Company's loan portfolio as of September 30, 2005 is secured by real estate, either as primary or secondary collateral, located in its primary market areas.

FHLB stock increased $2.3 million to $9.6 million at September 30, 2005, from $7.3 million at September 30, 2004. The Company is required to purchase FHLB capital stock as partial collateral for advances from the FHLB.


Deposits. Deposits increased $53.2 million, or 15.5%, to $396.3 million at September 30, 2005, from $343.1 million at September 30, 2004. Certificates of deposit accounted for the majority of the increase in total deposits with certificates of 12 to 23 month terms having the largest increase in balances. The following table details the changes in deposit accounts.
	At September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 46,311	$ 29,650	$16,661	56.2%
Interest-bearing demand deposits	127,330	123,759	3,571	2.9
Savings deposits	25,219	25,453	(234)	(0.9)
Certificates of deposit	197,465	164,225	33,240	20.2
Total deposit accounts	$396,325	$343,087	$53,238	15.5%

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

On September 6, 2005 the Company announced the completion of its previously announced stock repurchase program. The Company repurchased 298,092 shares of its common stock at an average price of $13.09 per share. The shares repurchased represented 1.96% of the Company's total outstanding shares and 4.79% of the total shares held by minority stockholders. The shares were used to fund the 2005 Recognition and Retention Plan that was approved by the Company's stockholders at the Annual Meeting of Stockholders held on June 23, 2005.

Comparison of Operating Results for the Years ended September 30, 2005 and September 30, 2004

General. Net income for the year ended September 30, 2005 was $5.3 million, or $0.36 per diluted share, compared to net income of $4.7 million for the year ended September 30, 2004. On December 6, 2004, the Bank completed its mutual holding company reorganization, at which time the Company was organized. As a result, comparisons to prior periods refer to the results of the Bank as a federal mutual savings and loan association, and per share data is not applicable. The per share data for the year ended September 30, 2005 is being reported on shares outstanding from December 6, 2004 through September 30, 2005, because the Bank completed its reorganization on December 6, 2004.

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


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
	Year Ended September 30,
	2005	2004
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$5,283	$4,684
Contribution to Foundation	1,825	--
Sale of branch	(386)	--
Federal and state income tax effect	(561)	--
Pro forma net income	$6,161	$4,684
Earnings per share
Diluted as reported	$0.36	nm (1)
Pro forma diluted	$0.42	nm (1)
______________
(1)   Earnings per share information is not meaningful. The Company did not complete its minority stock offering until December 6, 2004.

Net Interest Income. Net interest income increased $3.8 million, or 21.2%, to $21.7 million for the year ended September 30, 2005, from $17.9 million for the year ended September 30, 2004. Average total interest-earning assets increased $141.3 million to $606.7 million for the year ended September 30, 2005 primarily as a result of the purchase of mortgage-backed securities with the net proceeds of the minority stock offering and additional purchases throughout the past year to achieve a desired level of interest-earning assets. Cash that was received from subscribers in the minority stock offering and invested in lower-yielding overnight funds also contributed to the increase in interest-earning assets. The additional mortgage-backed securities and cash contributed to a 32 basis point decline in the Company's average asset yields during the year ended September 30, 2005. During that same period, the Company's average cost of funds increased 8 basis points, resulting in a 40 basis point decrease in the net interest spread.

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2005 increased $6.4 million, or 23.3%, to $33.9 million, from $27.5 million for the year ended September 30, 2004. The increase was the result of the $141.3 million increase in the average balance of interest-earning assets. The increase in average balance of interest-earning assets was partially offset by lower interest rates on mortgage-backed securities purchased and the decision by the FHLB to indefinitely suspend dividend payments on FHLB stock. The impact of the reduction in FHLB dividend income has not had a significant effect on our results of operations or financial condition.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the year ended September 30, 2005 and 2004:
	Year Ended September 30,
	2005		2004		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2004

	(dollars in thousands)

Loans receivable, net	$419,940	6.14%	$382,947	6.21%	$ 36,993
Loans held for sale	2,518	5.80	2,910	5.79	(392)
Investment securities, available for sale, including interest- bearing deposits in other banks	14,972	2.09	14,690	1.77	282
Mortgage-backed securities	160,780	4.75	58,076	5.23	102,704
FHLB stock	8,480	0.35	6,761	4.11	1,719
Total interest-earning assets	$606,690	5.59%	$465,384	5.91%	$141,306

Interest Expense. Interest expense increased $2.6 million, or 27.1%, to $12.2 million for the year ended September 30, 2005 from $9.6 million for the year ended September 30, 2004. The average balance of total interest-bearing liabilities was $501.1 million, an increase of $91.5 million, for the year ended September 30, 2005 compared to $409.6 million for the year ended September 30, 2004. The increase was primarily a result of deposits received from stock subscription requests prior to the completion of the minority stock offering, growth in certificates of deposits as general market interest rates increased and additional FHLB advances to leverage the balance sheet and to achieve the desired level of interest-earning assets. The average cost of funds for total interest-bearing liabilities was 2.44%, an increase of 8 basis points for the year ended September 30, 2005 compared to 2.36% for the year ended September 30, 2004.

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


Provision for Loan Losses. The provision for loan losses decreased $444,000, or 49.3%, to $456,000 for the year ended September 30, 2005 from $900,000 for the year ended September 30, 2004. The following table details selected activity associated with the allowance for loan losses for the years ended September 30, 2005 and 2004:
	At or For the Year Ended September 30,
	2005	2004

	(dollars in thousands)

Provision for loan losses	$ 456	$ 900
Net charge-offs	211	116
Allowance for loan losses	2,882	2,637
Allowance for loan losses as a percentage of gross loans receivable and loans held for sale at the end of the period	0.67%	0.67%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	602.97%	432.30%
Nonperforming loans	$ 478	$ 610
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable and loans held for sale at the end of the period	0.11%	0.16%
Loans receivable, net	$430,944	$392,634

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

The Company performs a quarterly review of mortgage servicing rights for potential changes in value. For the year ended September 30, 2005, the Company determined the value of the mortgage servicing right had declined $300,000. In addition, amortization of the servicing right exceeded the servicing rights capitalized as loans sold with servicing rights retained have declined as compared to the prior year. Going forward, the Company expects the majority of loans sold will be sold with servicing rights released. The mortgage servicing right was 1.10% of mortgage loans serviced for others at September 30, 2005, compared to 1.23% at September 30, 2004.

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


Noninterest Expense. Noninterest expense increased $4.6 million, or 24.7%, to $23.2 million for the year ended September 30, 2005 from $18.6 million for the year ended September 30, 2004. Excluding the $1.8 million one-time contribution to the Foundation, noninterest expense increased $2.8 million, or 15.1%.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Year Ended September 30,		Increase (decrease)

	2005	2004	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$12,636	$10,553	$2,083	19.7%
Occupancy and equipment	2,765	2,778	(13)	(0.5)
Data processing	1,616	1,549	67	4.3
Advertising	1,147	1,060	87	8.2
Contribution to Foundation	1,825	--	1,825	100.0
Other	3,169	2,636	533	20.2
Total noninterest expense	$23,158	$18,576	$4,582	24.7%

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

Income Tax Expense. Income tax expense increased $226,000 to $2.9 million for the year ended September 30, 2005 from $2.7 million for the year ended September 30, 2004. Income before income taxes was $8.2 million for the year ended September 30, 2005 compared to $7.4 million for the year ended September 30, 2004. The Company's combined federal and state effective income tax rate for the year ended September 30, 2005 was 35.5% compared to 36.4% for the prior fiscal year. The decrease in the effective tax rate was primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.


Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period. Interest and dividends are reported on a tax-equivalent basis. During the time periods presented, we did not own any tax-exempt investment securities.
	Year Ended September 30,

	2006			2005			2004

	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

	(dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$471,291	$29,943	6.35%	$419,940	$25,788	6.14%	$382,947	$23,768	6.21%
Loans held for sale	3,771	232	615	2,518	146	5.80	2,910	168	5.79
Investment securities, including interest- bearing deposits in other banks	3,197	140	4.38	14,972	313	2.09	14,690	260	1.77
Mortgage-backed securities	201,838	9,598	4.76	160,780	7,633	4.75	58,076	3,038	5.23
FHLB stock	9,591	--	--	8,480	30	0.35	6,761	278	4.11
Total interest-earning assets	689,688	$39,913	5.79%	606,690	$33,910	5.59%	465,384	$27,512	5.91%
Noninterest earning assets	38,015			39,101			39,418
Total assets	$727,703			$645,791			$504,802

Interest-bearing liabilities:
Savings deposits	$ 24,863	$ 51	0.21%	$ 25,633	$ 51	0.20%	$ 24,431	$ 60	0.25%
Interest-bearing demand deposits	97,916	466	0.48	104,972	298	0.28	83,364	228	0.27
Money market accounts	31,875	534	1.68	36,061	394	1.09	33,319	232	0.70
Certificates of deposit	218,496	7,863	3.60	181,015	5,545	3.06	153,280	4,435	2.89
Total deposits	373,150	8,914	2.39	347,681	6,288	1.81	294,394	4,955	1.68
FHLB advances	190,684	8,003	4.20	153,443	5,943	3.87	115,197	4,695	4.08
Total interest-bearing liabilities	563,834	$16,917	3.00%	501,124	$12,231	2.44%	409,591	$ 9,650	2.36%
Noninterest-bearing liabilities	58,559			51,786			50,476
Total liabilities	622,393			552,910			460,067
Stockholders' equity	105,310			92,881			44,735
Total liabilities and equity	$727,703			$645,791			$504,802

Net interest income		$22,996			$21,679			$17,862
Interest rate spread		2.79%			3.15%			3.55%
Net interest margin (2)		3.33%			3.57%			3.84%
Ratio of average interest- earning assets to average interest-bearing liabilities		122.32%			121.07%			113.62%
________________
(1)    Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
(2)    Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.


The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At September 30,	Year Ended September 30,
	2006	2006	2005	2004

Weighted average yield on:
Loans receivable, net	6.41%	6.35%	6.14%	6.21%
Loans held for sale	6.51	6.15	5.80	5.79
Investment securities, including interest-bearing deposits in other banks	5.21	4.38	2.09	1.77
Mortgage-backed securities	4.93	4.76	4.75	5.23
FHLB stock	0.00	0.00	0.35	4.11
Total interest-earning assets	5.92	5.79	5.59	5.91

Weighted average rate paid on:
Savings deposits	0.25	0.21	0.20	0.25
Interest-bearing demand deposits	0.58	0.48	0.28	0.27
Money market accounts	2.34	1.68	1.09	0.70
Certificates of deposit	4.41	3.60	3.06	2.89
Total deposits	3.03	2.39	1.81	1.68
FHLB advances	4.36	4.20	3.87	4.08
Total interest-bearing liabilities	3.50	3.00	2.44	2.36

Interest rate spread (spread between weighted average rate on all interest- earning assets and all interest-bearing liabilities)	2.42	2.79	3.15	3.55

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.33	3.57	3.84

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
	Year Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease) Due to			Year Ended September 30, 2005 Compared to September 30, 2004 Increase (Decrease) Due to

	Rate	Volume	Total	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$ 916	$3,239	$4,155	$(248)	$2,268	$2,020
Loans held for sale	10	76	86	--	(22)	(22)
Investment securities, including interest-bearing deposits in other banks	186	(359)	(173)	48	5	53
Mortgage-backed securities	13	1,952	1,965	(254)	4,849	4,595
FHLB stock	(34)	4	(30)	(344)	96	(248)
Total net change in income on interest- earning assets	$1,091	$4,912	$6,003	$(798)	$7,196	$6,398

Interest-bearing liabilities:
Savings deposits	$ --	$ --	$ --	$ (12)	$ 3	$ (9)
Interest-bearing demand deposits	189	(21)	168	9	61	70
Money market accounts	190	(50)	140	142	20	162
Certificates of deposit	1,061	1,257	2,318	272	838	1,110
Total deposits	1,440	1,186	2,626	411	922	1,333
FHLB advances	528	1,532	2,060	(219)	1,467	1,248
Total net change in expense on interest-bearing liabilities	$1,968	$2,718	$4,686	$ 192	$2,389	$2,581
Total change in net interest income			$1,317			$3,817

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


When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2006 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
	Net Portfolio Value ("NPV")			Net Portfolio as % of Portfolio Value of Assets

Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value

	(dollars in thousands)

300	$103,643	$(11,534)	(10.01)%	13.92%	(1.02)%	$744,470
200	107,827	(7,350)	(6.38)	14.31	(0.63)	753,463
100	112,504	(2,673)	(2.32)	14.74	(0.20)	763,100
Base	115,177	--	--	14.94	--	770,890
-100	113,450	(1,727)	(1.50)	14.65	(0.29)	774,440
-200	104,169	(11,008)	(9.56)	13.52	(1.42)	770,609
-300	86,542	(28,635)	(24.86)	11.41	(3.53)	758,605

Pre-Shock NPV Ratio				14.94
Post-Shock NPV Ratio				13.52
Static Sensitivity Measure - decline in NPV Ratio				1.42

Policy Maximum				3.00
_______________
(1)  Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the base net portfolio value.
(2)  Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)  Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the base net portfolio value ratio.


The following table illustrates the change in net interest income at September 30, 2006 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that might be taken to counter the effect of that change in interest rates.

Basis Point	Net Interest Income
Change in Rates	Amount	$ Change (1)	% Change

	(dollars in thousands)

300	$21,109	$(1,162)	(5.22)%
200	21,439	(832)	(3.74)
100	21,801	(470)	(2.11)
Base	22,271	--	Base
-100	22,045	(226)	(1.01)
-200	21,299	(972)	(4.36)
-300	19,585	(2,686)	(12.06)
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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Item I. Business - Lending Activities." At September 30, 2006, the total approved loan origination commitments outstanding amounted to $19.9 million. At the same date, unused lines of credit were $31.0 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $188.5 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial


 institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Home Federal. In addition, we had the ability at September 30, 2006 to borrow an additional $85.7 million from the FHLB of Seattle as a funding source to meet commitments and for liquidity purposes.

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

At September 30, 2006, scheduled maturities of contractual obligations were as follows:

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total Balance

	(in thousands)

Certificates of deposit	$188,461	$ 36,993	$ 8,011	$ 259	$233,724
FHLB advances	47,729	120,640	16,690	25,700	210,759
Operating leases	460	855	471	598	2,384
Total contractual obligations	$236,650	$158,488	$25,172	$26,557	$446,867

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral is required in instances where we deem it necessary.


The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2006:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$12,034
Adjustable rate	7,878
Undisbursed balance of loans closed	22,973
Unused lines of credit	30,984
Commercial letters of credit	--
Total	$73,869

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity capital was $87.5 million at September 30, 2006, or 11.8%, of total assets on that date. As of September 30, 2006, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2006 were as follows: Tier 1 capital 11.8%; Tier 1 (core) risk-based capital 18.8%; and total risk-based capital 19.5%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "Item I. Business - How We Are Regulated - Federal Regulation of Savings Institutions - Capital Requirements."

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment. This Statement replaced SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The Statement was effective for fiscal years beginning after June 15, 2005 and did not have a significant


impact on the Company's consolidated financial condition or results of operations. See Note 9 of the Selected Notes to Consolidated Financial Statements contained herein for further information.

In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to reporting periods beginning after December 15, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations.

In December 2005, the FASB issued FSP No. SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses (1) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance applies to reporting periods ending after December 19, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, FairValue Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.


In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their postretirement benefit plans in financial statements. The Statement is effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Annual Report on Form 10-K is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY

Home Federal Bancorp, Inc. was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank. On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, 8,979,246 shares were issued to Home Federal MHC, the mutual holding company parent of the Company, and an additional 146,004 shares were issued to the Foundation. Based upon the foregoing, the Audited Consolidated Financial Statements filed as a part of this annual report for periods prior to December 6, 2004, are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation.

Index to Consolidated Financial Statements

                                                                                                                                                                                                 Page #

Management's Annual Report on Internal Control Over Financial Reporting                                                                74
Report of Independent Registered Public Accounting Firm                                                                                               75
Consolidated Balance Sheets as of September 30, 2006 and 2005                                                                                      77
Consolidated Statements of Income For the Years Ended
    September 30, 2006, 2005 and 2004                                                                                                                                      78
Consolidated Statements of Stockholders' Equity For the
    Years Ended September 30, 2006, 2005 and 2004                                                                                                               79
Consolidated Statements of Cash Flows For the Years Ended
    September 30, 2006, 2005 and 2004                                                                                                                                      80
Selected Notes to Consolidated Financial Statements                                                                                                         82


Management's Annual Report on Internal Control Over Financial Reporting

The management of Home Federal Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2006. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of September 30, 2006.

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

Dated: December 11, 2006


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying balance sheet of Home Federal Bancorp, Inc. and subsidiary (Company) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. We also have audited management's assessment included in the accompanying Management Annual Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over consolidated financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the three-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

respects, effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/Moss Adams LLP

Spokane, Washington
December 8, 2006


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)	September 30, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 18,385	$ 19,033
Mortgage-backed securities available for sale, at fair value	12,182	14,830
Mortgage-backed securities held to maturity, at cost	183,279	180,974
FHLB stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,974
and $2,882	503,065	430,944
Loans held for sale	4,119	5,549
Accrued interest receivable	3,025	2,458
Property and equipment, net	12,849	11,995
Mortgage servicing rights, net	2,492	2,671
Bank owned life insurance	10,763	10,099
Real estate and other property owned	--	534
Other assets	1,542	899
TOTAL ASSETS	$761,292	$689,577

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 44,626	$ 46,311
Interest-bearing demand deposits	128,276	127,330
Savings deposits	23,655	25,219
Certificates of deposit	233,724	197,465
Total deposit accounts	430,281	396,325
Advances by borrowers for taxes and insurance	2,133	3,898
Interest payable	971	1,670
Deferred compensation	3,875	3,049
FHLB advances	210,759	175,932
Deferred income tax liability	800	1,205
Other liabilities	4,604	6,131
Total liabilities	653,423	588,210
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	149
Sept. 30, 2006 - 15,208,750 issued, 15,169,114 outstanding
Sept. 30, 2005 - 15,208,750 issued, 14,910,658 outstanding
Additional paid-in capital	57,222	56,115
Retained earnings	54,805	49,818
Unearned shares issued to ESOP	(4,134)	(4,550)
Accumulated other comprehensive loss	(176)	(165)
Total stockholders' equity	107,869	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$761,292	$689,577

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)	Year Ended September 30,
	2006	2005	2004

Interest and dividend income:
Loan interest	$30,175	$25,934	$23,936
Investment interest	140	313	260
Mortgage-backed security interest	9,598	7,633	3,038
FHLB dividends	--	30	278
Total interest and dividend income	39,913	33,910	27,512
Interest expense:
Deposits	8,914	6,288	4,955
FHLB advances	8,003	5,943	4,695
Total interest expense	16,917	12,231	9,650
Net interest income	22,996	21,679	17,862
Provision for loan losses	138	456	900
Net interest income after provision for loan losses	22,858	21,223	16,962
Noninterest income:
Service charges and fees	9,292	8,274	7,401
Gain on sale of loans	1,056	382	375
Increase in cash surrender value of bank owned life insurance	383	343	493
Loan servicing fees	620	672	671
Mortgage servicing rights, net	(179)	(480)	22
Other	(63)	937	20
Total noninterest income	11,109	10,128	8,982
Noninterest expense:
Compensation and benefits	15,081	12,636	10,553
Occupancy and equipment	2,759	2,765	2,778
Data processing	1,802	1,616	1,549
Advertising	1,025	1,147	1,060
Postage and supplies	811	785	805
Professional services	917	905	433
Insurance and taxes	431	341	434
Charitable contribution to Foundation	--	1,825	-
Other	1,119	1,138	964
Total noninterest expense	23,945	23,158	18,576
Income before income taxes	10,022	8,193	7,368
Income tax expense	3,810	2,910	2,684
NET INCOME	$ 6,212	$ 5,283	$ 4,684

Earnings per common share:
Basic	$0.43	$0.36	nm (1)
Diluted	$0.43	$0.36	nm (1)
Weighted average number of shares outstanding:
Basic	14,484,982	14,696,071	nm (1)
Diluted	14,519,778	14,702,084	nm (1)

Dividends declared per share:	$0.215	$0.100	-

_____________
(1)   Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Sept. 30, 2003	--	$ --	$ --	$40,415	$ --	$ (16)	$ 40,399
Comprehensive income:
Net income				4,684			4,684
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						14	14
Comprehensive income:							4,698
Balance at Sept. 30, 2004	--	--	--	45,099	--	(2)	45,097
Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share) (1)				(564)			(564)
Comprehensive income:
Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	149	56,115	49,818	(4,550)	(165)	101,367
Restricted stock issued, net of forfeitures	258,456	3	(3)				--
ESOP shares committed to be released			265		416		681
Share-based compensation expense			845				845
Dividends paid ($0.215 per share) (1)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	$152	$57,222	$54,805	$(4,134)	$(176)	$107,869

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,212	$ 5,283	$ 4,684
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,640	1,615	1,658
Net accretion of premiums and discounts on investments	(90)	(43)	(23)
(Gain) loss on sale of fixed assets and repossessed assets	137	(367)	40
Loss on sale of securities available for sale	--	11	39
Income from death benefits on bank owned life insurance	--	(456)	--
ESOP shares committed to be released	681	615	--
Equity compensation expense	845	--	--
Non-cash contribution to Foundation	--	1,460	--
Provision for loan losses	138	456	900
FHLB stock dividend	--	(30)	(278)
Deferred compensation expense	826	586	661
Net deferred loan fees	541	(153)	(289)
Deferred income tax benefit	(397)	(951)	(225)
Net gain on sale of loans	(1,056)	(382)	(375)
Proceeds from sale of loans held for sale	82,416	59,367	70,802
Originations of loans held for sale	(80,144)	(60,946)	(68,938)
Impairment (write-up) of mortgage servicing rights	(137)	300	156
Net increase in value of bank owned life insurance	(383)	(343)	(430)
Change in assets and liabilities:
Interest receivable	(567)	(439)	(435)
Other assets	(358)	131	(265)
Interest payable	(699)	250	481
Other liabilities	(1,652)	3,949	(1,015)
Net cash provided by operating activities	7,953	9,913	7,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	28,065	21,749	12,246
Purchase of mortgage-backed securities held to maturity	(30,259)	(106,062)	(84,394)
Proceeds from sale and maturity of mortgage-backed securities available for sale	2,609	4,997	117
Purchase of mortgage-backed securities available for sale	--	(19,261)	(991)
Proceeds from sale of securities available for sale	--	--	5,429
Purchases of property and equipment	(2,447)	(2,802)	(2,953)
Purchase of FHLB stock	--	(2,244)	(506)
Loan originations and principal collections, net	(33,827)	(39,274)	(21,127)
Purchased loans	(38,782)	--	--
Proceeds from disposition of property and equipment	19	562	79
Proceeds from death benefits on bank owned life insurance	--	752	--
Purchase of bank owned life insurance	(281)	--	--
Proceeds from sale of repossessed assets	510	223	436
Net cash used by investing activities	(74,393)	(141,360)	(91,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,956	53,238	41,814
Net increase (decrease) in advances by borrowers for taxes and insurance	(1,765)	182	163
Proceeds from FHLB advances	253,425	260,950	178,299
Repayment of FHLB advances	(218,599)	(207,815)	(152,028)

(continues on next page) 80
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)	Year Ended September 30,
	2006	2005	2004

Stock subscription orders received (refunded)	--	(220,813)	220,813
Capitalization of Home Federal MHC	--	(50)	--
Dividends paid	(1,225)	(564)	--
Repurchase of common stock	--	(3,902)	--
Net proceeds from stock issuance	--	53,591	--
Net cash provided (used) by financing activities	65,792	(65,183)	289,061

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(648)	(196,630)	204,545
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,033	215,663	11,118
CASH AND CASH EQUIVALENTS, END OF YEAR	$18,385	$ 19,033	$215,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$17,617	$11,988	$9,170
Income taxes	4,226	3,650	3,416

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$ 2	$ 790	$512
Fair value adjustment to securities available for sale, net of taxes	(11)	(163)	14

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business and Reorganization:
 Home Federal Bancorp was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Nampa pursuant to the Association's mutual holding company reorganization. In connection with the mutual holding company reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank. On December 6, 2004, the Company's minority stock offering closed and 6,083,500 shares were sold at $10.00 per share, 8,979,246 shares were issued to Home Federal MHC, the mutual holding company parent of the Company, and an additional 146,004 shares were issued to the Foundation.

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. It emphasizes the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. To a lesser extent, it originates other types of real estate loans, commercial business loans and consumer loans.

The Bank serves the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties, through its 15 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

Principles of Consolidation:
The consolidated financial statements of the Company include the accounts of the Company, the Bank and its wholly-owned subsidiary, Idaho Home Service Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes.

Management believes that the allowance for loan losses is adequate, and the valuation of mortgage servicing assets and computation of deferred taxes are proper. While management uses currently available information to recognize losses on loans and impairment of mortgage servicing assets, future additions to the allowance and future impairments may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of mortgage servicing assets. Such agencies may require the Company to recognize additions to the allowance or an impairment of mortgage servicing assets based on their judgments of information available to them at the time of their examination.

Cash and Cash Equivalents:
For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the statement of financial condition caption Cash and amounts due from depository institutions. Cash and cash equivalents, including interest-bearing deposits, are on deposit with other banks and financial institutions in


amounts that periodically exceed the federal insurance limit. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the banks and financial institutions. The Company has not experienced any losses in such accounts.

Cash on Hand and in Banks:
The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2006 and 2005 was $1.9 million and $687,000, respectively.

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company's ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any such write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at September 30, 2006 and 2005 are temporary.

FHLB Stock:
As a member of the FHLB of Seattle, the Bank is required to maintain a minimum level of investment in capital stock of the FHLB based on specific percentages of its outstanding FHLB advances, total assets and mortgages. The Bank's investment in FHLB of Seattle stock is carried at par value ($100 per share), which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. FHLB stock is restricted as to purchase, sale, and redemption.

Loans Held for Sale:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan commitments related to the origination of mortgage loans held for sale and the corresponding sales contracts are considered derivative instruments as defined by SFAS 133 (as amended). Pursuant to that Statement, they are recognized on the consolidated balance sheet in other assets and other liabilities at fair value.

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

Premiums and discounts on purchased loans are amortized over the estimated life of the loans as an adjustment to yield using the interest method.

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

Real Estate Acquired in Settlement of Loans:
Real estate acquired through foreclosure or deeds in lieu of foreclosure is stated at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expenses. Costs of development and improvement of the property are capitalized.

Property and Equipment:
Properties and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvements, whichever is less. Depreciation and amortization are generally computed using the straight-line method for financial statement purposes over the following estimated useful lives and lease periods:

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


Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

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

The components of other comprehensive income and related tax effects are as follows:
	Year Ended September 30,
	2006	2005	2004

	(in thousands)
Unrealized holding gain (loss) on available for sale securities	$(19)	$(282)	$ 63
Reclassification adjustment for gain (loss) realized in income	--	(11)	(39)

Net unrealized gain (loss)	(19)	(271)	24
Tax effect	8	108	(10)

Unrealized gain (loss) after tax	$(11)	$(163)	$ 14

Advertising Costs:
Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2006, 2005, and 2004, was $1.0 million, $1.1 million and $1.1 million respectively.

Recent Accounting Pronouncements:
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. This Statement replaced SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the Company's financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. The Statement was effective for fiscal years beginning after June 15, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations. See Note 9 of the Selected Notes to Consolidated Financial Statements contained herein for further information.

In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have


not been recognized as other-than-temporary impairments. The guidance applies to reporting periods beginning after December 15, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations.

In December 2005, the FASB issued FSP No. SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP addresses (1) the circumstances under which the terms of loan products give rise to a concentration of credit risk and (2) the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance applies to reporting periods ending after December 19, 2005 and did not have a significant impact on the Company's consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. The Statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The Statement also (1) clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133; (2) establishes a requirement for holders of securitized financial assets to evaluate whether the interest is a freestanding derivative or a hybrid financial instrument that contains an embedded derivative requiring bifurcation; (3) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (4) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, FairValue Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their post retirement benefit plans in financial statements. The Statement is effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.


Stock-Based Compensation:
On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. As of October 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings per share ("EPS") data:
The Company displays basic and diluted EPS in the Consolidated Statements of Income. Basic EPS is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Unallocated shares relating to the ESOP are deducted in the calculation of weighted average shares outstanding. Diluted EPS is computed by dividing net income or loss by the diluted weighted average shares outstanding, which includes common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents include stock options and restricted stock awards.

Employee Stock Ownership Plan:
The Company accounts for its ESOP in accordance with the AICPA SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans. Dividends on allocated shares are recorded as a reduction of retained earnings and paid to plan participants or distributed to participants' accounts. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become available for earnings per share calculations. The Company records cash dividends on unallocated shares as a reduction of debt or accrued interest.

Concentrations of Credit Risk:
The Bank accepts deposits and grants credit primarily within the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem Counties. The Bank has a diversified loan portfolio and grants consumer, residential, commercial, and construction real estate loans, and is not dependent on any industry or group of customers. Although the Bank has a diversified loan portfolio, a substantial portion of its loans are real-estate-related. The ability of the Bank's debtors to honor their contracts is dependant upon the real estate and general economic conditions in the area. The Bank also regularly monitors real-estate related loans that include terms that may give rise to a concentration of credit risk, including high loan-to-value loans and interest-only loans.

Reclassifications:
 Certain reclassifications have been made to prior year's financial statements in order to conform with the current year presentation. The reclassifications had no effect on previously reported net income or equity.


Note 2 - Securities

Mortgage-backed securities available for sale consisted of the following:
	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$12,476	$--	$(294)	$12,182

	September 30, 2005
Agency mortgage-backed securities	$15,105	$--	$(275)	$14,830

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	September 30, 2006
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 574	$ 554
Due after ten years	11,902	11,628
Total	$12,476	$12,182

For the years ended September 30, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to none, $935,000 and $5.4, million respectively. Gross realized losses for the years ended September 30, 2006, 2005, and 2004 were none, $11,000 and $39,000, respectively, and were included in other noninterest income on the Consolidated Statement of Income.

Mortgage-backed securities held to maturity consisted of the following:
	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$179,738	$138	$(4,470)	$175,406
Non-agency mortgage-backed securities	3,541	--	(105)	3,436
Total	$183,279	$138	$(4,575)	$178,842

	September 30, 2005
Agency mortgage-backed securities	$177,336	$323	$(2,607)	$175,052
Non-agency mortgage-backed securities	3,638	--	(77)	3,561
Total	$180,974	$323	$(2,684)	$178,613


The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	September 30, 2006
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 68	$ 68
Due after one year through five years	788	794
Due after five years through ten years	6,955	6,725
Due after ten years	175,468	171,255
Total	$183,279	$178,842

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2006 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$ --	$ --	$ 12,182	$ (294)	$ 12,182	$ (294)
Mortgage-backed
securities, held to
maturity	38,511	(486)	125,178	(4,089)	163,689	(4,575)
Total	$38,511	$(486)	$137,360	$(4,383)	$175,871	$(4,869)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to any company or industry specific event. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of September 30, 2006, the Bank had pledged mortgage-backed securities with an amortized cost of $105.4 million and a fair value of $102.1 million as collateral for FHLB advances. The Company has also pledged a mortgage-backed security with an amortized cost of $3.0 million and a fair value of $2.8 million as collateral for a $1.5 million revolving line of credit from the Bank. As of September 30, 2006, there was no balance owed on the line of credit.


Note 3 - Loans Receivable

Loans receivable are summarized as follows:

	September 30,
	2006	2005

	(in thousands)
Real Estate:
One- to four-family residential	$293,640	$252,126
Multi-family residential	7,049	5,454
Commercial	125,401	116,432
Total real estate	426,090	374,012

Real Estate Construction:
One- to four-family residential	23,678	14,421
Multi-family residential	--	1,427
Commercial and land development	16,344	7,470
Total real estate construction	40,022	23,318

Consumer:
Home equity	34,143	28,558
Automobile	3,245	4,576
Other consumer	1,300	1,530
Total consumer	38,688	34,664

Commercial business	2,480	2,759
	507,280	434,753
Less:
Deferred loan fees	1,241	927
Allowance for loan losses	2,974	2,882
Loans receivable, net	$503,065	$430,944

The majority of residential mortgage loans are pledged as collateral for FHLB advances (see Note 7).


The contractual maturity of loans receivable at September 30, 2006, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.
	Within 1 Year	One Year To 5 Years	After 5 Years	Total

	(in thousands)
Real estate:
One- to four-family residential	$ 180	$ 2,763	$290,697	$293,640
Multi-family residential	--	--	7,049	7,049
Commercial	507	3,393	121,501	125,401
Total real estate	687	6,156	419,247	426,090

Real estate construction:
One- to four-family residential	17,573	202	5,903	23,678
Commercial and land development	6,305	3,803	6,236	16,344
Total real estate construction	23,878	4,005	12,139	40,022

Consumer:
Home equity	130	217	33,796	34,143
Automobile	37	2,929	279	3,245
Other consumer	813	476	11	1,300
Total consumer	980	3,622	34,086	38,688

Commercial business	926	1,441	113	2,480

Total loans receivable	$26,471	$15,224	$465,585	$507,280

The interest rates on loans at September 30, 2006, fall into the following fixed and variable components (in thousands):
Fixed rates	$247,047
Variable rates	260,233
Total loans receivable	$507,280

An analysis of the changes in the allowance for loan losses is as follows:
	Year Ended September 30,

	2006	2005	2004

	(in thousands)

Beginning balance	$2,882	$2,637	$1,853
Provision for loan losses	138	456	900
Charge offs	(70)	(234)	(136)
Recoveries	24	23	20
Ending balance	$2,974	$2,882	$2,637

At September 30, 2006, 2005 and 2004, the Company did not have any impaired loans. The average balance of impaired loans was approximately $14,000, $152,000 and $93,000 during the years ended September 30, 2006, 2005 and 2004, respectively. No interest income was recognized on impaired loans as of September 30, 2006, 2005 and 2004, respectively. As of September 30, 2006, 2005, and 2004, the Company had no accruing loans that were contractually past due 90 days or more. The Company is not committed to lend additional funds to debtors whose loans have been modified.


Note 4 - Mortgage Servicing Rights

Loans serviced for outside investors are not included in the consolidated statements of financial condition. The unpaid principal balances of loans serviced at September 30, 2006 and 2005 were $216.7 million and $242.3 million, respectively. For the fiscal year ended September 30, 2006, the majority of loans were sold with servicing rights released which accounted for the decrease in the balance of loans serviced and the amount of capitalized mortgage servicing rights.

The following summarizes capitalized mortgage servicing rights activity:
	Year Ended September 30,

	2006	2005	2004

	(in thousands)

Beginning balance	$2,671	$3,152	$3,130
Capitalized	153	440	741
Amortization	(469)	(621)	(563)
Write-up (impairment)	137	(300)	(156)
Ending balance	$2,492	$2,671	$3,152

The fair value of these servicing rights approximated the carrying value at September 30, 2006, 2005 and 2004. At September 30, 2006, 2005, and 2004, the fair value of servicing rights was determined by an independent valuation.

Note 5 - Properties and Equipment

Properties and equipment at September 30, 2006 and 2005 are summarized as follows:

	September 30,
	2006	2005

	(in thousands)

Land	$ 2,875	$ 2,634
Buildings and leasehold improvements	9,718	9,307
Construction in progress	261	802
Furniture and equipment	8,888	9,005
Automobiles	114	166
Total cost	21,856	21,914
Less accumulated depreciation and amortization	(9,007)	(9,919)
Net book value	$12,849	$11,995

During the year ended September 30, 2005, the Company sold a former branch. The net book value of the branch and related assets sold was $145,000 and resulted in a $386,000 gain. During the year ended September 30, 2004, the Company closed one branch. Assets disposed of relating to the closing of the branch totaled approximately $121,000 and resulted in total losses of $47,000.

Repairs and maintenance are charged against income as incurred; major renewals and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2006, 2005, and 2004, was $1.6 million, $1.6 million and $1.7 million, respectively.


Note 6 - Deposit Accounts

Deposit information at September 30 is as follows:

	Weighted Average Interest Rate	September 30, 2006	Weighted Average Interest Rate	September 30, 2005

	(dollars in thousands)

Savings deposits	0.25%	$ 23,655	0.20%	$ 25,219
Demand deposits	0.76%	172,902	0.40%	173,641
		196,557		198,860

Certificates of deposit	0.00-0.99%	268	0.00-0.99%	1,803
	1.00-1.99%	341	1.00-1.99%	10,287
	2.00-2.99%	17,924	2.00-2.99%	56,343
	3.00-3.99%	57,055	3.00-3.99%	89,955
	4.00-4.99%	75,300	4.00-4.99%	20,437
	5.00-5.99%	74,728	5.00-5.99%	18,412
	6.00-6.99%	8,108	6.00-6.99%	228
Total Certificates of deposit		233,724		197,465

Total deposits		$430,281		$396,325

Scheduled maturities of certificates of deposits are as follows:
	September 30,
	2006	2005

	(in thousands)

2006	$ --	$107,381
2007	188,461	62,886
2008	28,407	17,976
2009	8,586	5,911
2010	6,201	3,057
2011	1,810	--
Thereafter	259	254
	$233,724	$197,465

Deposit accounts are insured by the FDIC up to $100,000, except for individual retirement accounts that are insured up to $250,000. At September 30, 2006 and 2005, certificates of deposits of $100,000 or greater were $68.5 million and $54.1 million, respectively.

Interest expense by type of deposit account for the years ended September 30 is summarized as follows:
	Year Ended September 30,

	2006	2005	2004

	(in thousands)

Savings deposits	$ 51	$ 51	$ 60
Demand deposits	1,000	692	460
Certificates of deposit	7,863	5,545	4,435
Total	$8,914	$6,288	$4,955


Note 7 - Federal Home Loan Bank Advances

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2006 and 2005 were $210.8 million and $175.9 million, respectively, with interest rates ranging from 2.62% to 6.77% as of September 30, 2006.

The Bank's borrowings consisted of the following:
	September 30,
	2006	2005

	(dollars in thousands)
FHLB advances
Maximum outstanding at any month end	$214,000	$182,000
Average outstanding	191,000	153,000

Weighted average interest rates
For the period	4.20%	3.87%
At end of period	4.36%	3.96%

Scheduled maturities of the fixed rate FHLB borrowings were:
	September 30,

	2006		2005
	Average Interest Rates	Amount	Average Interest Rates	Amount

	(dollars in thousands)

2006	--%	$ --	3.76%	$ 33,279
2007	3.87	47,729	3.51	38,453
2008	4.14	43,758	3.90	34,358
2009	4.60	76,882	4.08	34,902
2010	4.69	15,240	4.44	9,240
2011	5.10	1,450	--	--
Thereafter	4.65	25,700	4.65	25,700
Total		$210,759		$175,932

Included in the Bank's borrowing capacity with the FHLB is a cash management advance account. The balance in this account at September 30, 2006 and 2005 was $4.6 million and $2.1 million, respectively, and the interest rates for this account were 5.58% and 4.14%, respectively.

Note 8 - Employee Retirement Plans

401(k) Plan: The Company has a 401(k) retirement plan covering substantially all of its employees. The Company matches 50% of employee contributions up to the employee's first 10% contributed to the Plan. For the years ended September 30, 2006, 2005, and 2004, total Company contributions were $192,000, $171,000 and $141,000, respectively.


Salary Continuation Plan:
As a supplement to the 401(k) retirement plan, the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan, an executive will be entitled to a stated annual benefit for a period of 15 years (i) upon retirement from the Company after attaining age 65, or (ii) upon attaining age 65 if his or her employment had been previously terminated due to disability. In the event the executive dies while in active service, the Company shall pay the beneficiary the normal retirement projected benefit for a period of 15 years commencing with the month following the executive's death. In the event the executive dies after age 65, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. Upon termination of employment, the annual benefit amount is 50% of the officer's average final 36 months base salary. Benefits under the Plan vest over ten years. Upon early retirement, the Company shall pay the executive the vested accrual balance as of the end of the month prior to the early retirement date. The Company shall pay the early retirement benefit in 180 equal installments.

The accrued liability for the salary continuation plan was $1.5 million and $1.1 million at September 30, 2006 and 2005, respectively. The amounts recognized in compensation expense were $311,000, $318,000 and $192,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Deferred Incentive Compensation:
The Company has deferred incentive compensation agreements with certain executive officers and the Board of Directors. Under the agreements, the Company is obligated to provide for each such executive and board member or his beneficiaries during a period of fifteen or ten years after the death, disability, or retirement of the executive or board member. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the expected retirement dates of the participants. The Company's liability under the plan is determined annually by taking the participant's base salary for the year times an incentive award percentage, which is based on the Company's return on assets and equity for the year. Benefits under the plan vest over ten years.

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in stockholders' equity, which amounted to 12.0%, 11.0%, and 11.1% for directors and 12.0%, 11.7%, and 11.7% for executive officers for the years ended September 30, 2006, 2005 and 2004, respectively. The accrued liability for the deferred incentive compensation agreements was $1.7 million and $1.3 million at September 30, 2006 and 2005, respectively. The amounts recognized in compensation expense were $422,000, $93,000 and $230,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Director Retirement Plan:
The Company adopted a Director Retirement Plan, effective October 1, 2004, pursuant to agreements with the directors of the Company. Under the Director Retirement Plan, a director will be entitled to a stated annual benefit of $500 for each completed year of service paid over a period of 15 years upon separation from service. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries.

The accrued liability for the director retirement plans was $478,000 and $453,000 at September 30, 2006 and 2005, respectively. The amounts recognized in compensation expense were $50,000 and $120,000 for the years ended September 30, 2006 and 2005, respectively.


The Company's deferred compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets.  The following table reconciles the accumulated liability for the benefit obligation of these contracts. The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year ended September 30,
	2006	2005

	(in thousands)
Beginning balance	$3,049	$2,463
Benefit expense	842	592
Benefit payments	(16)	(6)
Ending Balance	$3,875	$3,049

Note 9 - Stock-Based Compensation

On June 23, 2005, stockholders approved long-term stock-based benefit plans that enable the Company to grant stock options, stock appreciation rights and restricted stock awards to employees and directors. As of October 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for its stock-based compensation plans using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period and, therefore, the fair value of these awards will be accrued ratably over a five-year period as compensation expense. As of September 30, 2006, restricted stock awards of 258,456 shares of common stock were outstanding. None of the 258,456 shares outstanding have vested as of September 30, 2006. The Company has an aggregate of 39,636 restricted shares available for future issuance under the RRP.

Restricted stock activity is summarized in the following table:
	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2005	--	$ --
Granted	270,380	12.85
Forfeited	(11,924)	12.70
Exercised	--	--
Outstanding at September 30, 2006	258,456	$12.85

Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over five years and expire ten years from the date of grant. The Company has an aggregate of 71,378 stock options available for future issuance under the SOP.


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

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2005	3.98%	5.50	14.96%	3.03%	2.00%
Options granted in 2006	4.72%	7.50	16.76%	-- %	2.00%

Stock option activity is summarized in the following table:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2004	--	$ --	$ --
Granted	581,278	12.20	2.08
Forfeited	--	--	--
Exercised	--	--	--
Outstanding at September 30, 2005	581,278	12.20	2.08
Granted	180,510	14.70	3.43
Forfeited	(87,937)	12.20	2.08
Exercised	--	--	--
Outstanding at September 30, 2006	673,851	$12.87	$2.44

Options outstanding at September 30, 2006 were as follows:
		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$12.20	8.8	493,341	$12.20	$1,653,000	111,784	$12.20	$374,000
12.85	9.4	40,000	12.85	108,000	--	--	--
15.13	9.9	65,580	15.13	28,000	--	--	--
15.30	10.0	74,930	15.30	19,000	--	--	--
		673,851		$1,808,000	111,784		$374,000

The total fair value of options granted was approximately $1.6 million. The fair value of the options granted is amortized ratably over the vesting period of the options. For the year ended September 30, 2006, there were no cash proceeds received from the exercise of options. It is the Company's general policy to issue new shares for the exercise of stock options.


The following table illustrates the effect of the change, from applying the original provisions of SFAS No. 123, to the adoption of SFAS No. 123(R), on the Company's results of operations for the year ended September 30, 2006.

	Using Previous Accounting	Pro Forma Adjustments	As Reported
	(in thousands, except per share data)
Income before income taxes	$10,250	$(228)	$10,022
Income taxes	3,832	(22)	3,810
Net income	$ 6,418	$(206)	$ 6,212

Basic earnings per share	$0.44	$(.01)	$0.43
Diluted earnings per share	$0.44	$(.01)	$0.43

The compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:
	Stock Options	Restricted Stock	Total Awards

	(in thousands)
2007	$ 395	$ 664	$1,059
2008	381	664	1,045
2009	305	664	969
2010	239	664	903
2011	64	48	112
Total	$1,384	$2,704	$4,088

Note 10 - Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within stockholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. ESOP compensation expense included in salaries and benefits was $681,000 and $615,000 for the years ended September 30, 2006 and 2005, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unreleased ESOP Shares	Fair Value of Unreleased Shares	Allocated and Released Shares	Total ESOP shares

ESOP shares issued on December 06, 2004	498,360	$4,983,600	--	498,360
Allocation on September 30, 2005	(49,836)		49,836	--
Balance at September 30, 2005	448,524	$5,696,300	49,836	498,360
Allocation on September 30, 2006	(49,836)		49,836	--
Balance at September 30, 2006	398,688	$6,199,600	99,672	498,360


Note 11 - Commitments and Contingencies

Lease commitments:
 The Company has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2006. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index. The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows:

Year ending September 30,
(in thousands)
2007	$ 460
2008	427
2009	428
2010	390
2011	81
Thereafter	598
Total	$2,384

Total rent expense for the years ended September 30, 2006, 2005, and 2004, was $434,000, $388,000 and $373,000, respectively. The Company also leases office space to others on a month-to-month basis. Total rental income was $34,000, $43,000 and $36,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Commitments to extend credit:
In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of the credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include securities, accounts receivable, inventory, fixed assets, and/or real estate properties. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

At September 30, 2006 and 2005, commitments to extend credit were as follows:
	September 30,
	2006	2005

	(in thousands)

Unfunded commitments under lines of credit and letters of credit	$30,984	$25,115
Undisbursed balance of loans closed	22,973	15,871
Commitments to originate loans:
Fixed rate	12,034	12,533
Adjustable rate	7,878	7,367
Total commitments	$73,869	$60,886

Most of the Bank's business activity is with customers located in the State of Idaho. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank's regulatory capital. As of September 30, 2006 and 2005, the Bank had no individual industry concentrations of credit risk.


In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2006, loans under warranty totaled $215.0 million, which substantially represents the unpaid principal balance of the Company's residential mortgage loans serviced for investors. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

Note 12 - Related Party Transactions

In the normal course of business, the Company makes loans to its executive officers, directors and companies affiliated with these individuals. It is management's opinion that loans to the Company's officers and directors have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and have not involved more than normal risk of collectibility. An analysis of activity with respect to loans receivable from directors, executive officers, and their affiliates is as follows:
	September 30,
	2006	2005

	(in thousands)

Beginning balance	$987	$931
Principal advances	8	216
Principal repayments	(76)	(160)
Balance, end of year	$919	$987

The Company also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated parties. The aggregate dollar amounts of these deposits were $1.1 million and $1.8 million at September 2006 and 2005, respectively.

Note 13 - Capital Requirement

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the OTS. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2006, the Bank meets all of the capital adequacy requirements to which it is subject.


The actual and required minimum capital amounts and ratios are presented in the following table:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
September 30, 2006:

Total risk-based capital (to risk-weighted assets)	$90,230	19.46%	$37,099	> 8.0%	$46,373	> 10.0%
Tier 1 (core) capital	87,322	11.77	29,678	> 4.0	37,097	> 5.0
Tangible capital (to tangible assets)	87,322	11.77	14,839	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	87,256	18.82	18,549	> 4.0	27,824	> 6.0

September 30, 2005:

Total risk-based capital (to risk-weighted assets)	$83,178	20.46%	$32,518	> 8.0%	$40,648	> 10.0%
Tier 1 (core) capital	80,373	12.00	26,794	> 4.0	33,493	> 5.0
Tangible capital (to tangible assets)	80,373	12.00	13,397	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	80,296	19.75	16,259	> 4.0	24,389	> 6.0

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to total Tier 1 capital:
	September 30,
	2006	2005

	(in thousands)

Equity	$87,459	$80,532
Other comprehensive income - unrealized loss on securities	112	108
Mortgage servicing rights, net	(249)	(267)
Total Tier 1 capital	$87,322	$80,373

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


Note 14 - Income Taxes

The provision for income tax expense consisted of the following:
	Year Ended September 30,
	2006	2005	2004
	(in thousands)

Current	$4,207	$3,861	$2,909
Deferred	(397)	(951)	(225)
Income tax expense	$3,810	$2,910	$2,684

The provision for income tax expense differs from that computed at the statutory corporate tax rate as follows:
	Year Ended September 30,
	2006	2005	2004
	(in thousands)

Federal income tax at statutory rates	$3,407	$2,786	$2,505
State income taxes, net of federal benefit	450	411	370
Effect of permanent differences	(47)	(287)	(177)
Other	--	--	(14)
Income tax expense	$3,810	$2,910	$2,684

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following:
	September 30,
	2006	2005
	(in thousands)
Deferred tax asset:
Deferred compensation	$ 1,612	$ 1,268
Unrealized loss on securities available for sale	118	110
Allowance for loan losses	1,237	1,199
Charitable contributions	--	366
Equity compensation	281	--
Accrued expenses	205	223
Other	67	129
Total deferred tax asset	3,520	3,295
Deferred tax liability:
Fixed asset basis	(441)	(570)
Deferred loan costs	(570)	(531)
Prepaid expenses	(155)	(142)
Mortgage servicing rights	(1,037)	(1,111)
FHLB stock dividends	(1,960)	(1,960)
Other	(157)	(186)
Total deferred tax liability	(4,320)	(4,500)
Net deferred tax liability	$ (800)	$(1,205)


Included in retained earnings at September 2006 and 2005 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $900,000 at September 2006 and 2005.

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated:
	Year Ended September 30,
	2006	2005	2004
	(in thousands, except share data)
Basic earnings per share:
Income available to common stockholders	$6,212	$5,283	$4,684
Weighted-average common shares outstanding	14,484,982	14,696,071	nm(1)
Basic earnings per share	$0.43	$0.36	nm(1)

Diluted earnings per share:
Income available to common stockholders	$6,212	$5,283	$4,684
Weighted-average common shares outstanding	14,484,982	14,696,071	nm(1)
Net effect of dilutive stock options	--	6,013	nm(1)
Net effect of dilutive RRP awards	34,796	--	nm(1)
Weighted-average common shares outstanding and common stock equivalents	14,519,778	14,702,084	nm(1)
Diluted earnings per share	$0.43	$0.36	nm(1)
________
(1) Shares outstanding and earnings per share information are not meaningful. The Company did not complete its minority stock offering until December 6, 2004.


Note 16 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:
	September 30,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 18,385	$ 18,385	$ 19,033	$ 19,033
Mortgage-backed securities available for sale	12,182	12,182	14,830	14,830
Mortgage-backed securities held to maturity	183,279	178,842	180,974	178,613

Loans receivable, net	503,065	493,624	430,944	413,728

FHLB stock	9,591	9,591	9,591	9,591

Financial Liabilities:
Demand and savings deposits	196,557	196,557	198,860	198,860

Certificates of deposit	233,724	232,169	197,465	195,672

FHLB advances	210,759	214,270	175,932	173,845

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

Deposits:
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit maturing beyond one year is estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities. Certificates with maturities less than one year are valued at carrying values.


Off-balance-sheet instruments:
Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower's credit standing. The fair value of the fees at September 30, 2006 and 2005 were insignificant.

Note 17 - Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank pursuant to the Bank's mutual holding company reorganization. For periods prior to December 6, 2004, the Audited Consolidated Financial Statements filed as a part of this annual report are those of the Bank as a federal mutual savings and loan association and its wholly-owned subsidiary, Idaho Home Service Corporation. The following are the condensed financial statements for Home Federal Bancorp (parent company only):

BALANCE SHEET (In thousands)	September 30, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$ 2,099	$ 177
Mortgage-backed securities available for sale, at fair value	4,817	6,093
Mortgage-backed securities held to maturity, at cost	12,865	14,680
Investment in the Bank	87,459	80,532
Other assets	653	873
TOTAL ASSETS	$107,893	$102,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$ 24	$ 988
Stockholders' equity	107,869	101,367
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,893	$102,355

STATEMENTS OF INCOME (In thousands)	Year Ended September 30, 2006	Year Ended September 30, 2005

Income:
Investment interest	$ 36	$ 24
Mortgage-backed security interest	773	712
Other income	119	131
Dividend income from the Bank	--	--
Total income	928	867
Expense:
Professional services	156	207
Charitable contribution to Foundation	--	1,825
Other	228	160
Total expense	384	2,192
Income (loss) before income taxes and equity in undistributed earnings in the Bank	544	(1,325)
Income tax expense (benefit)	154	(536)
INCOME (LOSS) OF PARENT COMPANY	390	(789)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	5,822	6,072
NET INCOME	$6,212	$5,283


STATEMENT OF CASH FLOWS (In thousands)	Year Ended September 30, 2006	Year Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,212	$ 5,283
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(5,822)	(6,072)
Net amortization of premiums on investments	17	19
Provision for deferred income taxes	343	(343)
Loss on sale of securities available for sale	--	11
ESOP shares committed to be released	416	434
Non-cash contribution to Foundation	--	1,460
Change in assets and liabilities:
Other assets	218	(676)
Other liabilities	--	70
Net cash provided by operating activities	1,384	186
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	1,810	1,395
Purchase of mortgage-backed securities held to maturity	--	(16,080)
Proceeds from maturity of mortgage-backed securities available for sale	1,250	2,323
Purchase of mortgage-backed securities available for sale	--	(8,536)
Loan originations and principal collections, net	3	(198)
Net cash provided (used) by investing activities	3,063	(21,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	--	(3,902)
Investment in subsidiary	--	(29,288)
Dividends paid	(1,225)	(564)
Intercompany borrowing, net	(1,300)	1,300
Capitalization of Home Federal MHC	--	(50)
Net proceeds from stock issuance	--	53,591
Net cash provided (used) by financing activities	(2,525)	21,087
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,922	177
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177	--
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,099	$ 177


Note 18 - Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006

Interest and dividend income	$9,331	$9,575	$10,387	$10,620
Interest expense	3,349	3,941	4,593	5,034
Net interest income	5,982	5,634	5,794	5,586
Provision for loan losses	55	90	175	(182)
Non-interest income	2,801	2,489	3,053	2,766
Non-interest expense	5,880	6,051	6,131	5,883
Income before income taxes	2,848	1,982	2,541	2,651
Income tax expense	1,088	749	980	993

Net income	$1,760	$1,233	$ 1,561	$ 1,658

Basic earnings per share (1)	$0.12	$0.09	$0.11	$0.11

Diluted earnings per share (1)	$0.12	$0.09	$0.11	$0.11

	Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Interest and dividend income	$7,675	$8,407	$8,748	$9,080
Interest expense	2,686	2,913	3,133	3,499
Net interest income	4,989	5,494	5,615	5,581
Provision for loan losses	59	236	161	--
Non-interest income	2,217	2,641	2,692	2,578
Non-interest expense	7,057	5,193	5,546	5,362
Income before income taxes	90	2,706	2,600	2,797
Income tax expense	16	1,032	802	1,060

Net income	$ 74	$1,674	$1,798	$1,737

Basic earnings per share (1)	$0.00	$ 0.11	$ 0.12	$ 0.12

Diluted earnings per share (1)	$0.00	$ 0.11	$ 0.12	$ 0.12
___________
(1) Quarterly earnings per share may vary from annual earnings per share due to rounding.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting and Auditor's Attestation: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). As required by Rule 13a-15(c) of the Exchange Act, management has evaluated the effectiveness of the Company's internal control over financial reporting. Our independent auditor also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's Annual Report on Internal Control Over Financial Reporting, as well as the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K in "Part II, Item 8. Financial Statements and Supplementary Data."

Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. For information regarding the executive officers of the Company, see "Item 1. Business - Executive Officers."

Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Tinstman (Chairman), Hedemark, Navarro and Stamey. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Director Navarro as the Audit Committee Financial Expert, as defined in the SEC's Regulation S-K. Director Navarro is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires Company directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Information contained under the section caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees. The Code of Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Company's Code of Ethics was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and is available on the Company's website at www.myhomefed.com.

Item 11. Executive Compensation

The information contained in the Company's Proxy Statement under the sections captioned "Executive Compensation" and "Directors' Compensation" are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)    Security Ownership of Certain Beneficial Owners.

        The information contained in the Company's Proxy Statement under the section captioned "Security Ownership of Certain Beneficial
        Owners and Management" is incorporated herein by reference.

(b)    Security Ownership of Management.

        The information contained in the Company's Proxy Statement under the section captioned "Security Ownership of Certain Beneficial
        Owners and Management" is incorporated herein by reference.


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

(d)    Equity Compensation Plan Information.

        The following table summarizes share and exercise price information about the Company's equity compensation plans as of September 30,
        2006.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2005 Stock Option and Incentive Plan	673,851	$12.87	71,378
2005 Recognition and Retention Plan	258,456	12.85	39,636
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Item 13. Certain Relationships and Related Transactions

        The information contained in the Company's Proxy Statement under the section captioned "Transactions with Management" is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information contained in the Company's Proxy Statement under the section captioned "Proposal 2 - Ratification of the Independent
        Auditors" is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements

        See Index to Consolidated Financial Statements on page 73.

(b)   Financial Statement Schedules

        All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.


(c)    Exhibits

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
10.7

Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt, James R. Stamey and Robert A. Tinstman (1)

10.8

Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (1)

10.9

Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Len E. Williams, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (1)

10.10	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (2)
10.11	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (2)
10.12	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (3)
10.13	Transition Agreement with Daniel L. Stevens (4)
10.14	Agreement Regarding Terms of Employment Offer with Len E. Williams (4)
10.15	Employment Agreement entered into by Home Federal Bank with Len E. Williams (5)
14	Code of Ethics (6)
21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                ___________
               (1)    Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
               (2)    Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-127858).
               (3)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 21, 2005.
               (4)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 21, 2006.
               (5)    Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 6, 2006.
               (6)    Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOME FEDERAL BANCORP, INC.

Date: December 11, 2006                                                            /s/ Daniel L. Stevens
                                                                                                        Daniel L. Stevens
                                                                                                       Chairman, President and
                                                                                                       Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Daniel L. Stevens	Chairman of the Board, President, Chief	December 11, 2006
Daniel L. Stevens	Executive Officer and Director
(Principal Executive Officer)

/s/ Robert A. Schoelkoph	Chief Financial Officer	December 11, 2006
Robert A. Schoelkoph	(Principal Financial and Accounting Officer)

/s/ Fred H. Helpenstell	Director	December 11, 2006
Fred H. Helpenstell, M.D.

/s/ Thomas W. Malson	Director	December 11, 2006
Thomas W. Malson

/s/ Charles Hedemark	Director	December 11, 2006
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 11, 2006
Richard J. Navarro

/s/ James R. Stamey	Director	December 11, 2006
James R. Stamey

/s/ Robert A. Tinstman	Director	December 11, 2006
Robert A. Tinstman


EXHIBIT INDEX
21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 21

Subsidiaries of the Registrant

Parent

Home Federal Bancorp, Inc.

Subsidiaries	Percentage Owned	State or Other Jurisdiction of Incorporation or Organization
Home Federal Bank	100%	United States
Idaho Home Service Corporation (1)	100%	Idaho
_________________
(1) This corporation is a wholly owned subsidiary of Home Federal Bank.


Exhibit 23

Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc.
Nampa, Idaho

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Statement Number 333-127858) of Home Federal Bancorp, Inc. of our report dated December 8, 2006, relating to the consolidated financial statements of Home Federal Bancorp, Inc.'s Annual Report on Form 10-K as of and for the year ended September 30, 2006.

/s/Moss Adams LLP

Spokane, Washington
December 8, 2006

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: December 11, 2006                                                                                        /s/ Daniel L. Stevens
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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: December 11, 2006                                                                                    /s/ Robert A. Schoelkoph
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

Date: December 11, 2006
