Form 10-Q
period 2006-12-31
HOME FEDERAL BANCORP INC
filed 2007-02-07
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934

                      For the quarterly period ended December 31, 2006

or

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

                    Large accelerated filer [  ]                        Accelerated filer [X ]                             Non-accelerated filer [  ]

                 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes [  ] No [X]

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,189,019 shares outstanding as of February 1, 2007.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                                                                                                                                                        Page
                    Consolidated Balance Sheets as of
                              December 31, 2006 and September 30, 2006                                                                                 1
                    Consolidated Statements of Income for the Three Months
                              ended December 31, 2006 and 2005                                                                                               2
                    Consolidated Statements of Stockholders' Equity                                                                               3
                    Consolidated Statements of Cash Flows for the Three Months
                              ended December 31, 2006 and 2005                                                                                               4
                    Selected Notes to Unaudited Interim Consolidated Financial Statements                                        6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                        12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                 20

Item 4 - Controls and Procedures                                                                                                                                21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                           22

Item 1A - Risk Factors                                                                                                                                                  22

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                 22

Item 3 - Defaults upon Senior Securities                                                                                                                    22

Item 4 - Submission of Matters to a Vote of Security Holders                                                                               22

Item 5 - Other Information                                                                                                                                            22

Item 6 - Exhibits                                                                                                                                                              23

SIGNATURES                                                                                                                                                               24


Item 1. Financial Statements
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	December 31, 2006	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$ 20,723	$ 18,385
Mortgage-backed securities available for sale, at fair value	13,733	12,182
Mortgage-backed securities held to maturity, at cost	177,340	183,279
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $3,045
and $2,974	511,561	503,065
Loans held for sale	3,667	4,119
Accrued interest receivable	3,127	3,025
Property and equipment, net	12,721	12,849
Mortgage servicing rights, net	2,409	2,492
Bank owned life insurance	10,863	10,763
Other assets	1,849	1,542
TOTAL ASSETS	$767,584	$761,292

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 37,939	$ 44,626
Interest-bearing demand deposits	130,273	128,276
Savings deposits	23,023	23,655
Certificates of deposit	233,888	233,724
Total deposit accounts	425,123	430,281
Advances by borrowers for taxes and insurance	950	2,133
Interest payable	950	971
Deferred compensation	4,037	3,875
FHLB advances	221,156	210,759
Deferred income tax liability	842	800
Other liabilities	4,984	4,604
Total liabilities	658,042	653,423
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	--
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	152
Dec. 31, 2006 - 15,208,750 issued, 15,189,019 outstanding
Sept. 30, 2006 - 15,208,750 issued, 15,169,114 outstanding
Additional paid-in capital	57,774	57,222
Retained earnings	55,756	54,805
Unearned shares issued to employee stock ownership plan ("ESOP")	(4,027)	(4,134)
Accumulated other comprehensive loss	(113)	(176)
Total stockholders' equity	109,542	107,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$767,584	$761,292

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended December 31,
	2006	2005

Interest and dividend income:
Loan interest	$8,527	$6,934
Investment interest	29	11
Mortgage-backed security interest	2,306	2,386
FHLB dividends	10	-
Total interest and dividend income	10,872	9,331
Interest expense:
Deposits	3,010	1,597
FHLB advances	2,363	1,752
Total interest expense	5,373	3,349
Net interest income	5,499	5,982
Provision for loan losses	71	55
Net interest income after provision for loan losses	5,428	5,927
Noninterest income:
Service charges and fees	2,414	2,386
Gain on sale of loans	298	311
Increase in cash surrender value of bank owned life insurance	100	82
Loan servicing fees	144	160
Mortgage servicing rights, net	(83)	(96)
Other	10	(42)
Total noninterest income	2,883	2,801
Noninterest expense:
Compensation and benefits	4,014	3,806
Occupancy and equipment	702	728
Data processing	508	341
Advertising	296	214
Postage and supplies	146	231
Professional services	196	187
Insurance and taxes	103	103
Other	281	270
Total noninterest expense	6,246	5,880
Income before income taxes	2,065	2,848
Income tax expense	796	1,088
NET INCOME	$1,269	$1,760

Earnings per common share:
Basic	$ 0.09	$ 0.12
Diluted	$ 0.09	$ 0.12
Weighted average number of shares outstanding:
Basic	14,567,261	14,466,288
Diluted	14,723,947	14,469,663

Dividends declared per share:	$0.055	$0.050

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367

Restricted stock issued, net of forfeitures	258,456	3	(3)				-
ESOP shares committed to be released			265		416		681
Share-based compensation			845				845
Dividends paid ($0.215 per share) (1)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	$152	$57,222	$54,805	$(4,134)	$(176)	$107,869
Restricted stock issued, net of forfeitures	5,000						-
ESOP shares committed to be released			106		107		213
Exercise of stock options	14,905		181				181
Share-based compensation			265				265
Dividends paid ($0.055 per share) (1)				(318)			(318)
Comprehensive income:
Net income				1,269			1,269
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						63	63
Comprehensive income:							1,332
Balance at Dec. 31, 2006	15,189,019	$152	$57,774	$55,756	$(4,027)	$(113)	$109,542

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,269	$ 1,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	434	412
Net accretion of premiums and discounts on investments	(18)	(21)
Loss on sale of fixed assets and repossessed assets	-	82
ESOP shares committed to be released	213	156
Equity compensation expense	265	206
Provision for loan losses	71	55
Deferred compensation expense	162	184
Net deferred loan fees	87	117
Net gain on sale of loans	(298)	(311)
Proceeds from sale of loans held for sale	18,334	23,776
Originations of loans held for sale	(17,620)	(21,516)
Net decrease in value of mortgage servicing rights	83	95
Net increase in value of bank owned life insurance	(100)	(82)
Change in assets and liabilities:
Interest receivable	(102)	(225)
Other assets	(312)	(936)
Interest payable	(21)	(395)
Other liabilities	380	(3,660)
Net cash provided by (used in) operating activities	2,827	(303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	5,961	7,518
Purchase of mortgage-backed securities held to maturity	-	(14,014)
Proceeds from sale and maturity of mortgage-backed securities available for sale	652	791
Purchase of mortgage-backed securities available for sale	(2,102)	-
Purchases of property and equipment	(284)	(423)
Loan originations and principal collections, net	(8,635)	(769)
Purchased loans	-	(7,663)
Proceeds from disposition of property and equipment	-	16
Proceeds from sale of repossessed assets	-	370
Net cash used in investing activities	(4,408)	(14,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(5,158)	13,899
Net decrease in advances by borrowers for taxes and insurance	(1,183)	(2,973)
Proceeds from FHLB advances	87,065	85,340
Repayment of FHLB advances	(76,668)	(89,484)
Proceeds from exercise of stock options	181	-
Dividends paid	(318)	(287)
Net cash provided by financing activities	3,919	6,495

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,338	(7,982)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 20,723	$ 11,051

(continues on next page)


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Three Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,394	$3,351
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	-	2
Fair value adjustment to securities available for sale, net of taxes	63	(45)

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

Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes included in the Annual Report on Form 10-K for the year ended September 30, 2006 ("2006 Form 10-K") filed with the Securities and Exchange Commission ("SEC") on December 11, 2006.

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

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. At December 31, 2006, there were no other material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2006 Form 10-K.

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

Note 4 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income or loss by diluted weighted average shares outstanding, which include common stock equivalent shares outstanding using the treasury stock method, unless such shares are anti-dilutive. Common stock equivalents arise from assumed conversion of outstanding stock options awarded under the Company's Stock Option and Incentive Plan ("SOP") and from assumed vesting of shares awarded but not released under the Company's Recognition and Retention Plan ("RRP") plan. ESOP shares are not considered outstanding for earnings per share purposes until they are committed to be released.


The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended December 31,
	2006	2005
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$1,269	$1,760
Weighted-average common shares outstanding	14,567,261	14,466,288
Basic EPS	$ 0.09	$ 0.12

Diluted EPS:
Income available to common stockholders	$1,269	$1,760
Weighted-average common shares outstanding	14,567,261	14,466,288
Net effect of dilutive SOP awards	74,134	-
Net effect of dilutive RRP awards	82,552	3,375
Weighted-average common shares outstanding and common stock equivalents	14,723,947	14,469,663
Diluted EPS	$ 0.09	$ 0.12

Note 5 - Recently Issued Accounting Standards

In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. The Statement is an amendment of Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires most public companies, as defined in the Statement, to fully recognize an asset or liability for the overfunded or underfunded status of their postretirement benefit plans in financial statements. The Statement is effective for entities with publicly traded equity securities for fiscal years ending after December 15, 2006 and did not have a significant impact on the Company's consolidated financial condition or results of operations.

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$13,921	$ -	$(188)	$13,733

	September 30, 2006
Agency mortgage-backed securities	$12,476	$ -	$(294)	$12,182


The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	December 31, 2006
	Amortized Cost	Fair Value
	(in thousands)

Due after five years through ten years	$ 542	$ 524
Due after ten years	13,379	13,209
Total	$13,921	$13,733

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the three months ended December 31, 2006 and 2005. Mortgage-backed securities held to maturity consisted of the following:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$173,827	$174	$(4,064)	$169,937
Non-agency mortgage-backed securities	3,513	-	(100)	3,413
Total	$177,340	$174	$(4,164)	$173,350

	September 30, 2006
Agency mortgage-backed securities	$179,738	$138	$(4,470)	$175,406
Non-agency mortgage-backed securities	3,541	-	(105)	3,436
Total	$183,279	$138	$(4,575)	$178,842

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	December 31, 2006
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 107	$ 107
Due after one year through five years	591	598
Due after five years through ten years	6,632	6,443
Due after ten years	170,010	166,202
Total	$177,340	$173,350


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of December 31, 2006 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$ -	$ -	$ 11,634	$ (188)	$ 11,634	$ (188)
Mortgage-backed
securities, held to
maturity	9,988	(30)	146,512	(4,134)	156,500	(4,164)
Total	$9,988	$(30)	$158,146	$(4,322)	$168,134	$(4,352)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on securities that have contractual maturity dates and future principal payments will be sufficient to recover the current amortized cost of the securities. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of December 31, 2006, the Bank had pledged mortgage-backed securities with an amortized cost of $102.0 million and a fair value of $98.9 million as collateral for FHLB advances. The Company has also pledged a mortgage-backed security with an amortized cost of $2.8 million and a fair value of $2.7 million as collateral for a $1.5 million revolving line of credit from the Bank. As of December 31, 2006, there was no balance owed on the line of credit.


Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	December 31, 2006		September 30, 2006
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate:
One- to four-family residential	$289,418	56.10%	$293,640	57.88%
Multi-family residential	7,006	1.36	7,049	1.39
Commercial	131,154	25.42	125,401	24.72
Total real estate	427,578	82.88	426,090	83.99

Real Estate Construction:
One- to four-family residential	22,349	4.33	23,678	4.67
Multi-family residential	519	0.10	-	-
Commercial and land development	21,175	4.10	16,344	3.22
Total real estate construction	44,043	8.53	40,022	7.89

Consumer:
Home equity	35,830	6.95	34,143	6.73
Automobile	2,867	0.56	3,245	0.64
Other consumer	1,453	0.28	1,300	0.26
Total consumer	40,150	7.79	38,688	7.63

Commercial business	4,127	0.80	2,480	0.49
	515,898	100.00%	507,280	100.00%
Less:
Deferred loan fees	1,292		1,241
Allowance for loan losses	3,045		2,974
Loans receivable, net	$511,561		$503,065

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at December 31, 2006 and September 30, 2006 were $209.3 million and $216.7 million, respectively. Loans serviced for others are not included in the consolidated statements of financial condition. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. As a result, the Company will measure each class of mortgage servicing rights at fair value at each reporting date, and report changes in fair value in earnings in the period in which the change occurs. Prior to the adoption of SFAS No. 156, the Company elected to account for its mortgage servicing rights using the amortization method previously required by SFAS No. 140.

The Company has identified two classes of mortgage servicing assets based upon the nature of the collateral, interest rate mechanism and nature of the loan. The Company uses an independent third party to periodically value the residential mortgage servicing rights using information such as prepayment speeds, discount rates and servicing fees associated with the type of loans sold.


The following table lists the classes of servicing rights, activities in the balance of each class and fees earned for the three months ended December 31, 2006:

Servicing Right Classes	Balance	Servicing Fees (1)
	(in thousands)
Fixed-rate residential mortgage loans:		$144
Beginning Balance	$2,468
Additions (2)	3
Adjustments to fair value (2)	(84)
Ending Balance	$2,387

Commercial real estate loans:		1
Beginning Balance	$ 24
Additions (2)	-
Adjustments to fair value (2)	(2)
Ending Balance	$22

________
(1) Included in "Loan Servicing Fees" on the Consolidated Statements of Income.
(2) Included in "Mortgage servicing rights, net" on the Consolidated Statements of Income.

Fee income excludes late fees and other ancillary fees earned that are immaterial in amount.

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


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

The Bank serves the Treasure Valley region of southwestern Idaho, that includes Ada, Canyon, Elmore and Gem counties, through our 15 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five branches, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

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

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Because of the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the Bank's historical loss experience.

Mortgage Servicing Rights. Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the


development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. Periodically, the Company also obtains an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

General. Total assets increased $6.3 million, or 0.8%, to $767.6 million at December 31, 2006 from $761.3 million at September 30, 2006. Loans receivable, net, increased $8.5 million, or 1.7%, to $511.6 million and was the primary reason for the asset growth during the three-month period. The demand for loans was funded with increased FHLB advances of $10.4 million. Total deposits decreased $5.2 million, or 1.2%, to $425.1 million as customers transferred funds into higher rate deposit products during the past several quarters and as a result of the transfer from the Bank of a single commercial relationship that reduced outstanding balances by approximately $3.8 million at December 31, 2006.

Assets. For the three months ended December 31, 2006, total assets increased $6.3 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at December 31, 2006	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)
Mortgage-backed securities, available for sale	$ 13,733	$ 12,182	$ 1,551	12.7%
Mortgage-backed securities, held to maturity	177,340	183,279	(5,939)	(3.2)
Loans receivable, net of allowance for loan losses	511,561	503,065	8,496	1.7

Mortgage-backed securities decreased $4.4 million to $191.1 million at December 31, 2006, from $195.5 million at September 30, 2006. For the three months ended December 31, 2006, the Company purchased $2.1 million of hybrid adjustable-rate mortgage-backed securities. Normal repayments of principal totaled $6.5 million for the three months ended December 31, 2006. The Company purchases mortgage-backed securities to manage interest rate sensitivity and to supplement loan originations.

Loans receivable, net, increased $8.5 million to $511.6 million at December 31, 2006, from $503.1 million at September 30, 2006. One- to four-family residential mortgage loans decreased $5.6 million as commercial real estate loans increased $10.6 million during the three months ended December 31, 2006. As a result of a comprehensive and continuing review of the Company's strategic business plan, the Company has recognized an opportunity to increase its commercial and small business banking programs. In support of those initiatives, the Company announced in December 2006 the hiring of Steven D. Emerson as Senior Vice President and Chief Lending Officer of the Bank. As Chief Lending Officer, Emerson will be responsible for expanding the commercial and small business banking programs, including both loan and deposit products.


Deposits. Deposits decreased $5.2 million, or 1.2%, to $425.1 million at December 31, 2006, from $430.3 million at September 30, 2006. A significant portion of the decrease in noninterest-bearing demand deposits was the result of a single commercial relationship that reduced outstanding balances by approximately $3.8 million. The following table details the changes in deposit accounts:

			Increase (decrease)

	Balance at December 31, 2006	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 37,939	$ 44,626	$(6,687)	(15.0)%
Interest-bearing demand deposits	130,273	128,276	1,997	1.6
Savings deposits	23,023	23,655	(632)	(2.7)
Certificates of deposit	233,888	233,724	164	0.1
Total deposit accounts	$425,123	$430,281	$(5,158)	(1.2)%

Borrowings. FHLB advances increased $10.4 million, or 4.9%, to $221.2 million at December 31, 2006, from $210.8 million at September 30, 2006. The increase in FHLB advances was to fund the growth in the loan portfolio that was not supported by deposit growth. The Company uses FHLB advances as an alternative funding source to deposits, manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $1.7 million, or 1.6%, to $109.5 million at December 31, 2006, from $107.9 million at September 30, 2006. The increase was primarily a result of the $1.3 million in net income and the allocation of earned ESOP shares, equity compensation and the exercise of stock options totaling $659,000, offset by $318,000 in cash dividends paid to stockholders. On December 15, 2006, the Company paid $0.055 per share in cash dividends to stockholders of record as of December 1, 2006, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended December 31, 2006 and December 31, 2005

General. Net income for the three months ended December 31, 2006 was $1.3 million, or $0.09 per diluted share, compared to net income of $1.8 million, or $0.12 per diluted share, for the three months ended December 31, 2005.

Net Interest Income. Net interest income decreased $483,000, or 8.1%, to $5.5 million for the three months ended December 31, 2006, from $6.0 million for the three months ended December 31, 2005. The decrease in net interest income was primarily attributable to the ongoing compression of the Company's net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities of $68.8 million and $72.1 million, respectively.

The Company's net interest margin decreased 61 basis points to 3.05% for the quarter ended December 31, 2006, from 3.66% for the same quarter last year. The cost of interest-bearing liabilities increased 105 basis points to 3.58% for the first quarter of fiscal 2007 compared to 2.53% for the first quarter of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

The following table set forth the impacts to our net interest income from balance sheet growth and changes in interest rates. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.


	Three Months Ended December 31, 2006 Compared to December 31, 2005
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$ 358	$1,283	$1,641
Loans held for sale	5	(53)	(48)
Investment securities, including interest- bearing deposits in other banks	14	4	18
Mortgage-backed securities	3	(83)	(80)
FHLB stock	10	-	10
Total net change in income on interest- earning assets	$ 390	$1,151	$1,541

Interest-bearing liabilities:
Savings deposits	$ 4	$ (1)	$ 3
Interest-bearing demand deposits	55	(2)	53
Money market accounts	94	6	100
Certificates of deposit	986	271	1,257
Total deposits	1,139	274	1,413
FHLB advances	190	421	611
Total net change in expense on interest- bearing liabilities	$1,329	$ 695	$2,024
Total increase (decrease) in net interest income			$ (483)

Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2006 increased $1.5 million, or 16.5%, to $10.9 million, from $9.3 million for the three months ended December 31, 2005. The increase during the quarter was primarily attributable to the $68.8 million, or 10.5%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.02% from 5.71% during the three months ended December 31, 2005 as a result of the general increase in interest rates.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended December 31, 2006 and 2005:
	Three Months Ended December 31,
	2006		2005		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2005

	(dollars in thousands)

Loans receivable, net	$515,023	6.60%	$436,376	6.28%	$1,641
Loans held for sale	2,001	6.34	5,313	6.00	(48)
Investment securities, available for sale, including interest-bearing deposits in other banks	2,212	5.24	1,709	2.57	18
Mortgage-backed securities	193,198	4.77	200,189	4.77	(80)
FHLB stock	9,591	0.42	9,591	-	10
Total interest-earning assets	$722,025	6.02%	$653,178	5.71%	$1,541


Interest Expense. Interest expense increased $2.0 million, or 60.4%, to $5.4 million for the three months ended December 31, 2006 from $3.3 million for the three months ended December 31, 2005. The average balance of total interest-bearing liabilities increased $72.1 million, or 13.6%, to $600.7 million for the three months ended December 31, 2006 from $528.6 million for the three months ended December 31, 2005. The increase was primarily a result of growth in certificates of deposits and additional FHLB advances. As a result of general market rate increases following Federal Reserve rate increases during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 105 basis points to 3.58% for the three months ended December 31, 2006 compared to 2.53% for the three months ended December 31, 2005.

The following table details average balances, cost of funds and the change in interest expense for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006		2005		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2005

	(dollars in thousands)

Savings deposits	$ 23,424	0.27%	$ 25,304	0.21%	$ 3
Interest-bearing demand deposits	94,846	0.61	96,488	0.38	53
Money market deposits	34,131	2.51	32,371	1.41	100
Certificates of deposit	235,068	4.48	200,324	2.75	1,257
FHLB advances	213,194	4.43	174,103	4.03	611
Total interest-bearing liabilities	$600,663	3.58%	$528,590	2.53%	$2,024

Provision for Loan Losses. The Company's Asset Liability Committee (the "Committee") assesses the adequacy of the Company's allowance for loan losses on a quarterly basis. The quarterly assessment may include several factors, including changes in size and composition of the loan portfolio, delinquency rates, charge-off rates and the changing risk profile of the loan portfolio, as well as local economic conditions including unemployment rates, bankruptcies and vacancy rates of business and residential properties. The Committee's methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific larger balance loan has been impaired and a loss is probable. The general allowance component relates to groups of homogeneous loans with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Because of the imprecision in calculating inherent and potential losses, a range is added to the general reserve to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter the Bank's historical loss experience.

A provision for loan losses of $71,000 was established by management in connection with its analysis of the loan portfolio for the quarter ended December 31, 2006, compared to a provision for loan losses of $55,000 established for the same quarter of 2005. The $16,000 increase in the provision reflects the increase in loans receivable, partially offset by a reduction of classified assets, nonperforming loans and net charge-offs. Management considers the allowance for loan losses at December 31, 2006 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.


The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2006 and 2005:

	At or For the Three Months Ended December 31,
	2006	2005

	(dollars in thousands)
Provision for loan losses	$ 71	$ 55
Net charge-offs	1	14
Allowance for loan losses	3,045	2,924
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.59%	0.66%
Nonperforming loans	$ -	$ 5
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	n/a	58,480.00%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	n/a	0.001
Loans receivable, net	$511,561	$439,241

Noninterest Income. Noninterest income increased $82,000, or 2.9%, to $2.9 million for the three months ended December 31, 2006 from $2.8 million for the three months ended December 31, 2005. The increase was primarily attributable to a $28,000, or 1.2%, increase in service charges and fees and a $52,000 increase in other noninterest income. Service charges and fees increased at a slower pace as total deposits decreased $5.2 million for the current quarter as compared to the same quarter of the prior year. The Company's emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, is expected to increase service charges and fees. As a result of the Company's conversion of its core processing system during the quarter ended December 31, 2005, the Company retired fixed assets and software related to the prior system, resulting in an $86,000 charge to other noninterest income. Income from the increase in cash surrender value of bank owned life insurance increased $18,000, or 22%, primarily as a result of an increase in the rate of return of the underlying investments.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Three Months Ended December 31,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,414	$2,386	$ 28	1.2%
Gain on sale of loans	298	311	(13)	(4.2)
Increase in cash surrender value of bank owned life insurance	100	82	18	22.0
Loan servicing fees	144	160	(16)	(10.0)
Mortgage servicing rights, net	(83)	(96)	13	(13.5)
Other	10	(42)	52	123.8
Total noninterest income	$2,883	$2,801	$ 82	2.9%

The Company performs a quarterly review of mortgage servicing rights for potential increases or declines in value. For the three months ended December 31, 2006, the Company determined the value of the mortgage servicing rights decreased $83,000, net of additions. Excluding changes in value attributable to increases or decreases in interest rates and prepayment speeds of the underlying mortgages, the Company generally expects the value of the mortgage servicing rights to continue to decline as the majority of residential mortgage loans are being sold with the servicing rights released. The mortgage servicing right was 1.15% of mortgage loans serviced for others at December 31, 2006, compared to 1.10% at December 31, 2005. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.


Noninterest Expense. Noninterest expense increased $366,000, or 6.2%, to $6.2 million for the three months ended December 31, 2006 from $5.9 million for the three months ended December 31, 2005.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended December 31,		Increase (decrease)

	2006	2005	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$4,014	$3,806	$208	5.5%
Occupancy and equipment	702	728	(26)	(3.6)
Data processing	508	341	167	49.0
Advertising	296	214	82	38.3
Other	726	791	(65)	(8.2)
Total noninterest expense	$6,246	$5,880	$366	6.2%

Compensation and benefits increased $208,000, or 5.5%, to $4.0 million for the quarter ended December 31, 2006 from $3.8 million for the same quarter a year ago. The majority of the increase is attributable to an increase in the number of full-time equivalent employees and annual merit increases. As of December 31, 2006, the Company employed 247 full-time equivalent employees, compared to 231 at December 31, 2005, an increase of approximately 7%. In October 2006, the Company opened its fifth branch in Canyon County that added seven full-time equivalent employees. Data processing expenses increased $167,000, or 49%, as a result of the outsourcing of the Company's check processing function during the conversion of its core processing system in November 2005. The outsourcing costs were offset by a corresponding reduction in compensation, equipment expense and other costs. Advertising costs increased $82,000, or 38.3% primarily as a result of marketing costs related to a debit card rewards program that was implemented during the current quarter. The program is designed to reward customers for their debit card usage which results in additional interchange income to the Company.

The Company's efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 74.5% for the three months ended December 31, 2006 compared to 66.9% for the three months ended December 31, 2005. The increase in efficiency ratio was primarily attributable to a $483,000, or 8.1%, decrease in net interest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $292,000, or 26.8%, to $796,000 for the three months ended December 31, 2006 from $1.1 million for the same period a year ago. Income before income taxes was $2.1 million for the three months ended December 31, 2006 compared to $2.8 million for the three months ended December 31, 2005. The Company's combined federal and state effective income tax rate for the current quarter was 38.5% compared to 38.2% for the same quarter of the prior fiscal year.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

At December 31, 2006, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2006, the Bank was in


compliance with the collateral requirements and $77.6 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.

At December 31, 2006, certificates of deposits amounted to $233.9 million, or 55.0% of total deposits, including $189.8 million that are scheduled to mature by December 31, 2007. Historically, we have been able to retain a significant amount of our deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of December 31, 2006:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 9,967
Adjustable rate	3,067
Undisbursed balance of loans closed	20,261
Unused lines of credit	32,200
Commercial letters of credit	-
Total	$65,495

Capital. Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At December 31, 2006, the Company exceeded all regulatory capital requirements. Total equity of the Company was $109.5 million at December 31, 2006, or 14.2% of total assets on that date.

The Bank's regulatory capital ratios at December 31, 2006 were as follows: Tier 1 capital of 11.9%; Tier 1 risk-based capital of 18.8%; and total risk-based capital of 19.4%. The regulatory capital requirements to be considered well capitalized are 5%, 6%, and 10%, respectively.

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

One of our primary financial objectives is to generate ongoing profitability. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and


investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of our assets and liabilities. We measure our interest rate sensitivity on a quarterly basis using an internal model.

Management employs various strategies to manage our interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At December 31, 2006, the Company had no off-balance sheet derivative financial instruments, and the Bank did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2006 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Bank's internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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


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

In April 2006, the State of Idaho Department of Finance ("Department") issued a cease and desist order to a former investment representative of the Bank with respect to marketing and selling unregistered securities in 2005. The investment representative was subsequently indicted and a civil action has been brought against him by the Department. The Bank was not named as a party in that action and no other actions have been filed against the Bank to date. The Bank is aware of approximately $173,000 of unauthorized sales outstanding and is cooperating fully with the Department. At this time, the outcome of the action cannot be predicted and its financial impact, if any, cannot be assessed.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended December 31, 2006. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

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

                                       Home Federal Bancorp, Inc.

Date: February 7, 2007                                                                /s/ Daniel L. Stevens
                                                                                                        Daniel L. Stevens
                                                                                                        Chairman, President and
                                                                                                        Chief Executive Officer
                                                                                                        (Principal Executive Officer)

Date: February 7, 2007                                                                 /s/ Robert A. Schoelkoph
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

       (b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

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

Date: February 7, 2007                                                     /s/ Daniel L. Stevens
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

       (b)    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

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

Date: February 7, 2007                                                     /s/ Robert A. Schoelkoph
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

Dated: February 7, 2007
