Form 10-Q
period 2007-03-31
HOME FEDERAL BANCORP INC
filed 2007-05-08
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2007

or

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

            Yes [  ]  No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,189,019 shares outstanding as of May 1, 2007.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements	Page
Consolidated Balance Sheets as of
March 31, 2007 and September 30, 2006	1
Consolidated Statements of Income for the Three and Six Months
ended March 31, 2007 and 2006	2
Consolidated Statements of Stockholders' Equity	3
Consolidated Statements of Cash Flows for the Six Months ended March 31, 2007 and 2006	4
Selected Notes to Unaudited Interim Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	26

PART II - OTHER INFORMATION
27
Item 1 - Legal Proceedings
27
Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults upon Senior Securities	27

Item 4 - Submission of Matters to a Vote of Security Holders	27

Item 5 - Other Information	28

Item 6 - Exhibits	29

SIGNATURES	30


Item 1. Financial Statements
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	March 31, 2007	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$ 12,558	$ 18,385
Mortgage-backed securities available for sale, at fair value	13,001	12,182
Mortgage-backed securities held to maturity, at cost	171,668	183,279
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,849
and $2,974	503,688	503,065
Loans held for sale	4,489	4,119
Accrued interest receivable	2,941	3,025
Property and equipment, net	12,630	12,849
Mortgage servicing rights, net	2,317	2,492
Bank owned life insurance	10,963	10,763
Other assets	2,108	1,542
TOTAL ASSETS	$745,954	$761,292

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 36,006	$ 44,626
Interest-bearing demand deposits	135,835	128,276
Savings deposits	23,486	23,655
Certificates of deposit	226,891	233,724
Total deposit accounts	422,218	430,281
Advances by borrowers for taxes and insurance	1,772	2,133
Interest payable	855	971
Deferred compensation	4,242	3,875
FHLB advances	199,495	210,759
Deferred income tax liability	604	800
Other liabilities	5,745	4,604
Total liabilities	634,931	653,423
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	--
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	152
Mar. 31, 2007 - 15,223,655 issued, 15,189,019 outstanding
Sept. 30, 2006 - 15,208,750 issued, 15,169,114 outstanding
Additional paid-in capital	58,186	57,222
Retained earnings	56,677	54,805
Unearned shares issued to employee stock ownership plan ("ESOP")	(3,918)	(4,134)
Accumulated other comprehensive loss	(74)	(176)
Total stockholders' equity	111,023	107,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$745,954	$761,292

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Interest and dividend income:
Loan interest	$8,470	$7,129	$16,997	$14,063
Investment interest	15	60	44	71
Mortgage-backed security interest	2,244	2,386	4,550	4,772
FHLB dividends	9	-	19	-
Total interest and dividend income	10,738	9,575	21,610	18,906
Interest expense:
Deposits	3,005	2,097	6,015	3,694
FHLB advances	2,372	1,844	4,735	3,596
Total interest expense	5,377	3,941	10,750	7,290
Net interest income	5,361	5,634	10,860	11,616
Provision for loan losses	-	90	71	145
Net interest income after provision for loan losses	5,361	5,544	10,789	11,471
Noninterest income:
Service charges and fees	2,222	2,115	4,636	4,501
Gain on sale of loans	379	195	677	506
Increase in cash surrender value of bank owned life insurance	99	108	199	190
Loan servicing fees	142	159	286	319
Mortgage servicing rights, net	(92)	(64)	(175)	(160)
Other	11	(24)	21	(66)
Total noninterest income	2,761	2,489	5,644	5,290
Noninterest expense:
Compensation and benefits	3,851	3,770	7,865	7,576
Occupancy and equipment	727	694	1,429	1,422
Data processing	493	520	1,001	861
Advertising	300	257	596	471
Postage and supplies	174	189	320	420
Professional services	215	176	411	363
Insurance and taxes	106	111	209	214
Other	228	334	509	604
Total noninterest expense	6,094	6,051	12,340	11,931
Income before income taxes	2,028	1,982	4,093	4,830
Income tax expense	787	749	1,583	1,837
NET INCOME	$1,241	$1,233	$ 2,510	$ 2,993

Earnings per common share:
Basic	$0.09	$0.09	$0.17	$0.21
Diluted	$0.08	$0.09	$0.17	$0.21
Weighted average number of shares outstanding:
Basic	14,591,936	14,478,746	14,579,440	14,472,449
Diluted	14,692,424	14,497,350	14,685,143	14,483,991

Dividends declared per share:	$0.055	$0.055	$0.110	$0.105

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$(165)	$101,367

Restricted stock issued, net of forfeitures	258,456	3	(3)				-
ESOP shares committed to be released			265		416		681
Share-based compensation			845				845
Dividends paid ($0.215 per share) (1)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	$152	$57,222	$54,805	$(4,134)	$(176)	$107,869
Restricted stock issued, net of forfeitures	5,000						-
ESOP shares committed to be released			200		216		416
Exercise of stock options	14,905		182				182
Share-based compensation			538				538
Excess tax benefits from equity compensation plans			44				44
Dividends paid ($0.11 per share) (1)				(638)			(638)
Comprehensive income:
Net income				2,510			2,510
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						102	102
Comprehensive income:							2,612
Balance at Mar. 31, 2007	15,189,019	$152	$58,186	$56,677	$(3,918)	$ (74)	$111,023

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,510	$ 2,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	866	825
Net accretion of premiums and discounts on investments	(33)	(45)
Loss on sale of fixed assets and repossessed assets	-	115
ESOP shares committed to be released	416	314
Equity compensation expense	538	412
Provision for loan losses	71	145
Deferred compensation expense	367	403
Net deferred loan fees	109	307
Deferred income tax benefit	(264)	(224)
Net gain on sale of loans	(677)	(506)
Proceeds from sale of loans held for sale	44,016	37,643
Originations of loans held for sale	(43,814)	(36,821)
Net decrease in value of mortgage servicing rights	175	160
Net increase in value of bank owned life insurance	(200)	(190)
Change in assets and liabilities:
Interest receivable	84	(318)
Other assets	(580)	(261)
Interest payable	(116)	(500)
Other liabilities	950	(352)
Net cash provided by operating activities	4,418	4,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	11,652	13,800
Purchase of mortgage-backed securities held to maturity	-	(26,172)
Proceeds from sale and maturity of mortgage-backed securities available for sale	1,445	1,048
Purchase of mortgage-backed securities available for sale	(2,102)	-
Purchases of property and equipment	(611)	(751)
Loan originations and principal collections, net	(529)	(6,855)
Purchased loans	-	(38,782)
Proceeds from disposition of property and equipment	-	19
Proceeds from sale of repossessed assets	-	510
Net cash provided (used) by investing activities	9,855	(57,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(8,063)	35,309
Net decrease in advances by borrowers for taxes and insurance	(361)	(1,947)
Proceeds from FHLB advances	137,760	145,215
Repayment of FHLB advances	(149,024)	(124,606)
Proceeds from exercise of stock options	182	-
Excess tax benefit from equity compensation plans	44	-
Dividends paid	(638)	(595)
Net cash (used) provided by financing activities	(20,100)	53,376
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,827)	293
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12,558	$ 19,326

(continues on next page)


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Six Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,866	$7,791
Income taxes	1,925	2,521

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	-	2
Fair value adjustment to securities available for sale, net of taxes	102	(103)

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

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. At March 31, 2007, there were no other material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2006 Form 10-K.

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

On December 6, 2004, the Bank completed the mutual holding company reorganization and minority stock offering. The Company sold 6,083,500 shares of its common stock, $0.01 par value, at a price of $10.00 per share. As part of the reorganization and minority stock offering, the Company also established and capitalized the Foundation with a $1.8 million one-time contribution, which consisted of 146,004 shares of its common stock and $365,010 in cash. In addition, the Company issued 8,979,246 additional shares, or 59.04% of its outstanding shares, to Home Federal MHC, a federally chartered mutual holding company.

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


The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$1,241	$1,233	$2,510	$2,993
Weighted-average common shares outstanding	14,591,936	14,478,746	14,579,440	14,472,449
Basic EPS	$0.09	$0.09	$0.17	$0.21

Diluted EPS:
Income available to common stockholders	$1,241	$1,233	$2,510	$2,993
Weighted-average common shares outstanding	14,591,936	14,478,746	14,579,440	14,472,449
Net effect of dilutive SOP awards	58,498	-	63,334	-
Net effect of dilutive RRP awards	41,990	18,604	42,369	11,542
Weighted-average common shares outstanding and common stock equivalents	14,692,424	14,497,350	14,685,143	14,483,991
Diluted EPS	$0.08	$0.09	$0.17	$0.21

Note 5 - Recently Issued Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. An entity may elect to early adopt as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company is in the process of evaluating the impact of the statement on its consolidated financial position and results of operations.

Note 6 - Mortgage-Backed Securities

Mortgage-backed securities available for sale consisted of the following:
	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$13,123	$ -	$(122)	$13,001

	September 30, 2006
Agency mortgage-backed securities	$12,476	$ -	$(294)	$12,182


The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
March 31, 2007
	Amortized Cost	Fair Value

(in thousands)

Due after five years through ten years	$ 511	$ 497
Due after ten years	12,612	12,504
Total	$ 13,123	$ 13,001

The Company realized no gains or losses on sales of mortgage-backed securities available for sale for the six months ended March 31, 2007 and 2006.

Mortgage-backed securities held to maturity consisted of the following:
	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$168,173	$228	$(3,400)	$165,001
Non-agency mortgage-backed securities	3,495	-	(76)	3,419
Total	$171,668	$228	$(3,476)	$168,420

	September 30, 2006
Agency mortgage-backed securities	$179,738	$138	$(4,470)	$175,406
Non-agency mortgage-backed securities	3,541	-	(105)	3,436
Total	$183,279	$138	$(4,575)	$178,842

The contractual maturities of mortgage-backed securities held to maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	March 31, 2007
	Amortized Cost	Fair Value

	(in thousands)

Due within one year	$ 82	$ 82
Due after one year through five years	451	456
Due after five years through ten years	6,747	6,604
Due after ten years	164,388	161,278
Total	$171,668	$168,420

During April 2007, the Company transferred its entire portfolio of held to maturity mortgage-backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, stockholders' equity was decreased by the securities net unrealized holding loss of $3.2 million at the date of transfer. As part of its liquidity management, the Company does not intend to classify any investments as held-to-maturity in the foreseeable future.


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of March 31, 2007 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$2,028	$ (1)	$ 9,227	$ (121)	$ 11,255	$ (122)
Mortgage-backed
securities, held to
maturity	2,573	(9)	142,568	(3,467)	145,141	(3,476)
Total	$4,601	$(10)	$151,795	$(3,588)	$156,396	$(3,598)

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

As of March 31, 2007, the Bank had pledged mortgage-backed securities with an amortized cost of $98.8 million and a fair value of $96.1 million as collateral for FHLB advances. The Company has also pledged a mortgage-backed security with an amortized cost of $2.7 million and a fair value of $2.6 million as collateral for a $1.5 million revolving line of credit from the Bank. As of March 31, 2007, there was no balance owed on the line of credit.


Note 7 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2007		September 30, 2006
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate:
One- to four-family residential	$280,027	55.15%	$293,640	57.88%
Multi-family residential	6,953	1.37	7,049	1.39
Commercial	132,231	26.04	125,401	24.72
Total real estate	419,211	82.56	426,090	83.99

Real Estate Construction:
One- to four-family residential	21,201	4.17	23,678	4.67
Multi-family residential	850	0.17	-	-
Commercial and land development	21,866	4.31	16,344	3.22
Total real estate construction	43,917	8.65	40,022	7.89

Consumer:
Home equity	37,400	7.36	34,143	6.73
Automobile	2,627	0.52	3,245	0.64
Other consumer	1,358	0.27	1,300	0.26
Total consumer	41,385	8.15	38,688	7.63

Commercial business	3,266	0.64	2,480	0.49
	507,779	100.00%	507,280	100.00%
Less:
Deferred loan fees	1,242		1,241
Allowance for loan losses	2,849		2,974
Loans receivable, net	$503,688		$503,065

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at March 31, 2007 and September 30, 2006 were $202.0 million and $216.7 million, respectively. Loans serviced for others are not included in the consolidated statements of financial condition. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage servicing rights declines. Conversely, during periods of rising rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

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


The following table lists the classes of servicing rights, activities in the balance of each class and fees earned for the three and six months ended March 31, 2007:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
Servicing Right Classes	Balance	Servicing Fees (1)	Balance	Servicing Fees (1)
	(in thousands)
Fixed-rate residential mortgage loans:		$142		$286
Beginning Balance	$2,387		$2,468
Additions (2)	-		3
Adjustments to fair value (2)	(89)		(173)
Ending Balance	$2,298		$2,298

Commercial real estate loans:		3		6
Beginning Balance	$22		$24
Additions (2)	-		-
Adjustments to fair value (2)	(3)		(5)
Ending Balance	$19		$19

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

  statements of the Company's goals, intentions and expectations;
  statements regarding the Company's business plan, prospects, growth and operating strategies;
  statements regarding the quality of the Company's loan and investment portfolios; and
  estimates of the Company's risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements as a result of, among others, the following factors:

  general economic conditions, either nationally or in the Company's market area, that are worse than expected;
  changes in the interest rate environment that reduce the Company's interest margins or reduce the fair value of financial instruments;
  increased competitive pressures among financial services companies;
  changes in consumer spending, borrowing and savings habits;
  legislative or regulatory changes that adversely affect the Company's business;
  adverse changes in the securities markets; and
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.


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

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. The Bank also originates other types of real estate loans, commercial business loans and consumer loans. As a result of a comprehensive and continuing review of the Company's strategic business plan, the Company plans to increase its commercial and small business banking programs, including both loan and deposit products.

The Bank serves the Treasure Valley region of southwestern Idaho, that includes Ada, Canyon, Elmore and Gem counties, through its 15 full-service banking offices and two loan centers. Nearly 40% of the state's population lives and works in the four counties served by Home Federal Bank. Ada County has the largest population and includes the city of Boise, the state capitol. Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five branches, including the Company's corporate headquarters in Nampa. The two remaining branches are located in Elmore and Gem Counties.

The local economy is primarily urban with the city of Boise being the most populous of the markets that the Bank serves, followed by Nampa, the state's second largest city. The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology, Washington Group International, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, two regional medical centers and Idaho state government agencies. The city of Boise is also home to Boise State University, the state's largest and fastest growing university.

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


that may arise as a result of changing economic conditions and other factors that may alter the Bank's historical loss experience.

The Company also estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheet. The provision for unfunded commitments is charged to noninterest expense.

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

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

General. Total assets decreased $15.3 million, or 2.0%, to $746.0 million at March 31, 2007 from $761.3 million at September 30, 2006. Mortgage-backed securities decreased $10.8 million, or 5.5%, to $184.7 million and were the primary reason for the asset decline during the six-month period. As a result, the Company also reduced outstanding FHLB advances by $11.3 million, or 5.3%, to $199.5 million. Total deposits decreased $8.1 million, or 1.9%, to $422.2 million as customers transferred funds into higher rate deposit products during the past several quarters and as a result of the transfer from the Bank of a single commercial relationship that reduced outstanding balances by approximately $3.8 million during the six-month period.

Assets. For the six months ended March 31, 2007, total assets decreased $15.3 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at March 31, 2007	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)
Cash and amounts due from depository institutions	$ 12,558	$ 18,385	$ (5,827)	(31.7)%
Mortgage-backed securities, available for sale	13,001	12,182	819	6.7
Mortgage-backed securities, held to maturity	171,668	183,279	(11,611)	(6.3)
Loans receivable, net of allowance for loan losses	503,688	503,065	623	0.1

Cash and amounts due from depository institutions decreased $5.8 million as a result of normal fluctuations of amounts due from other financial institutions.


Mortgage-backed securities decreased $10.8 million to $184.7 million at March 31, 2007, from $195.5 million at September 30, 2006. For the six months ended March 31, 2007, the Company purchased $2.1 million of hybrid adjustable-rate mortgage-backed securities. Repayments of principal totaled $13.1 million for the six months ended March 31, 2007. The Company purchases mortgage-backed securities to manage interest rate sensitivity, supplement loan originations and provide liquidity.

Loans receivable, net, increased $623,000 to $503.7 million at March 31, 2007, from $503.1 million at September 30, 2006. One- to four-family residential mortgage loans decreased $16.1 million as the Company currently sells the majority of the one- to four-family loans that it originates. Commercial real estate loans increased $12.4 million, or 8.7%, during the six months ended March 31, 2007. The Bank has made significant progress in building its commercial banking division and expects that there will continue to be considerable growth opportunities, including both loan and deposit products, for the Bank.

Deposits. Deposits decreased $8.1 million, or 1.9%, to $422.2 million at March 31, 2007, from $430.3 million at September 30, 2006. A significant portion of the decrease in noninterest-bearing demand deposits was the result of a single commercial relationship that reduced outstanding balances by approximately $3.8 million during the six-month period. Money market deposits accounted for the majority of the increase in interest-bearing deposits as a result of the Company's increased emphasis on commercial accounts and as customers transferred funds into higher rate deposit products. The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at March 31, 2007	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 36,006	$ 44,626	$(8,620)	(19.3)%
Interest-bearing demand deposits	135,835	128,276	7,559	5.9
Savings deposits	23,486	23,655	(169)	(0.7)
Certificates of deposit	226,891	233,724	(6,833)	(2.9)
Total deposit accounts	$422,218	$ 430,281	$(8,063)	(1.9)%

Borrowings. FHLB advances decreased $11.3 million, or 5.3%, to $199.5 million at March 31, 2007, from $210.8 million at September 30, 2006. The Company uses FHLB advances as an alternative funding source to deposits, and to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $3.2 million, or 2.9%, to $111.0 million at March 31, 2007, from $107.9 million at September 30, 2006. The increase was primarily a result of the $2.5 million in net income and the allocation of earned ESOP shares, equity compensation and the exercise of stock options totaling $1.1 million, offset by $638,000 in cash dividends paid to stockholders. On March 15, 2007, the Company paid $0.055 per share in cash dividends to stockholders of record as of March 1, 2007, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended March 31, 2007 and March 31, 2006

General. Net income for the three months ended March 31, 2007 was $1.2 million, or $0.08 per diluted share, compared to net income of $1.2 million, or $0.09 per diluted share, for the three months ended March 31, 2006.

Net Interest Income. Net interest income decreased $273,000, or 4.8%, to $5.4 million for the three months ended March 31, 2007, from $5.6 million for the three months ended March 31, 2006. The decrease in net interest income was primarily attributable to the ongoing compression of the Company's net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities of $39.7 million and $43.8 million, respectively.

The Company's net interest margin decreased 33 basis points to 3.00% for the quarter ended March 31, 2007, from 3.33% for the same quarter last year. The cost of interest-bearing liabilities increased 76 basis points to 3.62% for the second quarter of fiscal 2007 compared to 2.86% for the second quarter of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the


repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

The following table sets forth the results of balance sheet growth and changes in interest rates to the Company's net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Three Months Ended March 31, 2007 Compared to March 31, 2006
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$415	$ 894	$1,309
Loans held for sale	(1)	33	32
Investment securities, including interest-bearing deposits in other banks	10	(55)	(45)
Mortgage-backed securities	19	(161)	(142)
FHLB stock	9	-	9
Total net change in income on interest- earning assets	$452	$ 711	$1,163

Interest-bearing liabilities:
Savings deposits	$ 9	$ (1)	$ 8
Interest-bearing demand deposits	39	(7)	32
Money market accounts	137	31	168
Certificates of deposit	575	125	700
Total deposits	760	148	908
FHLB advances	190	338	528
Total net change in expense on interest- bearing liabilities	$950	$486	$1,436
Total increase (decrease) in net interest income			$ (273)

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2007 increased $1.2 million, or 12.1%, to $10.7 million, from $9.6 million for the three months ended March 31, 2006. The increase during the quarter was primarily attributable to the $39.7 million, or 5.9%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.00% from 5.67% as a result of the general increase in interest rates and changes in the Company's loan portfolio mix.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended March 31, 2007 and 2006:
	Three Months Ended March 31,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006

	(dollars in thousands)

Loans receivable, net	$512,191	6.56%	$456,732	6.21%	$1,309
Loans held for sale	4,504	6.13	2,358	6.26	32
Investment securities, available for sale, including interest-bearing deposits in other banks	1,158	5.18	5,526	4.34	(45)
Mortgage-backed securities	188,113	4.77	201,647	4.73	(142)
FHLB stock	9,591	0.38	9,591	-	9
Total interest-earning assets	$715,557	6.00%	$675,854	5.67%	$1,163

Interest Expense. Interest expense increased $1.4 million, or 36.4%, to $5.4 million for the three months ended March 31, 2007 from $3.9 million for the three months ended March 31, 2006. The increase during the quarter was primarily attributable to the $43.8 million, or 7.9%, increase in average balance of interest-bearing liabilities and a 76 basis point increase in the cost of interest-bearing liabilities to 3.62% from 2.86% as a result of general market rate increases and changes in the Company's deposit mix.

The following table details average balances, cost of funds and the change in interest expense for the three months ended March 31, 2007 and 2006:
	Three Months Ended March 31,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006

	(dollars in thousands)

Savings deposits	$ 23,380	0.36%	$ 25,537	0.20%	$ 8
Interest-bearing demand deposits	92,586	0.58	98,914	0.41	32
Money market deposits	38,409	2.87	30,914	1.40	168
Certificates of deposit	228,346	4.51	214,727	3.49	700
FHLB advances	211,721	4.48	180,586	4.08	528
Total interest-bearing liabilities	$594,442	3.62%	$550,678	2.86%	$1,436

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


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

In connection with its analysis of the loan portfolio for the quarter ended March 31, 2007, management determined that no provision for loan losses was required for the quarter ended March 31, 2007, compared to a provision for loan losses of $90,000 established for the same quarter of 2006. The $90,000 decrease in the provision reflects a reduction in loans receivable and classified assets during the current quarter. The Company's credit quality remains excellent, as non-performing loans were $273,000, or 0.04% of total assets, at March 31, 2007, compared to $10,000, or 0.001% of total assets, at March 31, 2006. Non-performing one- to four-family residential loans were $27,000, or 0.004% of total assets at March 31, 2007, compared to $4,000, or 0.001% of total assets, at March 31, 2006. The Company does not originate or purchase one- to four-family subprime loans. Management considers the allowance for loan losses at March 31, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.

Prior to March 31, 2007, the allowance for loan losses included the estimated loss from unfunded loan commitments. The preferred accounting method is to separate the unfunded loan commitments from the disbursed loan amounts and record the unfunded loan commitment portion as a liability. At March 31, 2007, the reserve for unfunded loan commitments was $192,000, which was reclassed to other liabilities on the Consolidated Balance Sheet. Including the $192,000 liability for unfunded commitments, the allowance for loan losses was $3.0 million, or 0.60% of gross loans at March 31, 2007, compared to $3.0 million, or 0.62% at March 31, 2006.

The following table details selected activity associated with the allowance for loan losses for the three months ended March 31, 2007 and 2006:
	At or For the Three Months Ended March 31,
	2007	2006

	(dollars in thousands)
Provision for loan losses	$ -	$ 90
Net charge-offs	4	30
Allowance for loan losses	2,849	2,984
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.56%	0.62%
Nonperforming loans	$ 273	$ 10
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	1,043.59%	29,840.00%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.050	0.002
Loans receivable, net	$503,688	$476,227

Noninterest Income. Noninterest income increased $272,000, or 10.9%, to $2.8 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006. The increase was primarily attributable to a $184,000, or 94.4%, increase in gains on the sale of residential mortgage loans and a $107,000, or 5.1%, increase in service charges and fees. The Company currently sells the majority of the one- to four-family residential mortgage loans that it originates. For the three months ended March 31, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio.


The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,222	$2,115	$107	5.1%
Gain on sale of loans	379	195	184	94.4
Increase in cash surrender value of bank owned life insurance	99	108	(9)	(8.3)
Loan servicing fees	142	159	(17)	(10.7)
Mortgage servicing rights, net	(92)	(64)	(28)	43.8
Other	11	(24)	35	(145.8)
Total noninterest income	$2,761	$2,489	$272	10.9%

The Company performs a quarterly review of mortgage servicing rights for potential increases or declines in value. For the three months ended March 31, 2007, the Company determined the value of the mortgage servicing rights decreased $92,000. Excluding changes in value attributable to increases or decreases in interest rates and prepayment speeds of the underlying mortgages, the Company generally expects the value of the mortgage servicing rights to continue to decline as the majority of residential mortgage loans are being sold with the servicing rights released. The mortgage servicing right was 1.15% of mortgage loans serviced for others at March 31, 2007, compared to 1.10% at March 31, 2006. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.

Noninterest Expense. Noninterest expense was unchanged at $6.1 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$3,851	$3,770	$ 81	2.1%
Occupancy and equipment	727	694	33	4.8
Data processing	493	520	(27)	(5.2)
Advertising	300	257	43	16.7
Other	723	810	(87)	(10.7)
Total noninterest expense	$6,094	$6,051	$ 43	0.7%

Compensation and benefits increased $81,000, or 2.1%, to $3.9 million for the quarter ended March 31, 2007 from $3.8 million for the same quarter a year ago. As of March 31, 2007, the Company employed 211 full-time equivalent employees, compared to 231 at March 31, 2006, a decrease of approximately 9%. The decrease in compensation costs related to the reduction in full-time employees was offset by increased costs related to equity compensation plans and annual merit increases. Advertising costs increased $43,000, or 16.7% primarily as a result of marketing costs related to a debit card rewards program and business banking campaign that were implemented during the current fiscal year. The debit card rewards program is designed to reward customers for their debit card usage which results in additional interchange income to the Company.

The Company's efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 75.0% for the three months ended March 31, 2007, relatively unchanged from 74.5% for the three months ended March 31, 2006. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.


Income Tax Expense. Income tax expense increased $38,000, or 5.1%, to $787,000 for the three months ended March 31, 2007 from $749,000 million for the same period a year ago. Income before income taxes increased $46,000, or 2.3%, to $2.0 million for the three months ended March 31, 2007. The Company's combined federal and state effective income tax rate for the current quarter was 38.8% compared to 37.8% for the same quarter of the prior fiscal year. The effective tax rate increased primarily as a result of increases in ESOP compensation expense due to increases in the Company's stock price. The additional compensation expense is not fully deductible for tax return purposes.

Comparison of Operating Results for the Six Months ended March 31, 2007 and March 31, 2006

General. Net income for the six months ended March 31, 2007 was $2.5 million, or $0.17 per diluted share, compared to net income of $3.0 million, or $0.21 per diluted share, for the six months ended March 31, 2006.

Net Interest Income. Net interest income decreased $756,000, or 6.5%, to $10.9 million for the six months ended March 31, 2007, from $11.6 million for the six months ended March 31, 2006. The decrease in net interest income was primarily attributable to the ongoing compression of the Company's net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities of $54.4 million and $58.1 million, respectively.

The Company's net interest margin decreased 48 basis points to 3.02% for the six months ended March 31, 2007, from 3.50% for the same period of the prior year. The cost of interest-bearing liabilities increased 90 basis points to 3.60% for the six months of fiscal 2007 compared to 2.70% for the same period of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.


The following table sets forth the results of balance sheet growth and changes in interest rates to the Company's net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.

	Six Months Ended March 31, 2007 Compared to March 31, 2006
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$798	$2,166	$2,964
Loans held for sale	1	(31)	(30)
Investment securities, including interest- bearing deposits in other banks	18	(45)	(27)
Mortgage-backed securities	22	(244)	(222)
FHLB stock	19	-	19
Total net change in income on interest- earning assets	$858	$1,846	$2,704

Interest-bearing liabilities:
Savings deposits	$ 14	$ (2)	$ 12
Interest-bearing demand deposits	96	(8)	88
Money market accounts	232	36	268
Certificates of deposit	1,537	416	1,953
Total deposits	1,879	442	2,321
FHLB advances	379	760	1,139
Total net change in expense on interest- bearing liabilities	$2,258	$1,202	$3,460
Total increase (decrease) in net interest income			$ (756)

Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2007 increased $2.7 million, or 14.3%, to $21.6 million, from $18.9 million for the six months ended March 31, 2006. The increase during the quarter was primarily attributable to the $54.4 million, or 8.2%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.01% from 5.70% as a result of the general increase in interest rates and changes in the Company's loan portfolio mix.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the six months ended March 31, 2007 and 2006:
	Six Months Ended March 31,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006

	(dollars in thousands)

Loans receivable, net	$513,622	6.54%	$446,441	6.20%	$2,964
Loans held for sale	3,239	6.30	3,852	6.07	(30)
Investment securities, available for sale, including interest-bearing deposits in other banks	1,691	5.20	3,596	3.95	(27)
Mortgage-backed securities	190,683	4.77	200,910	4.75	(222)
FHLB stock	9,591	0.40	9,591	-	19
Total interest-earning assets	$718,826	6.01%	$664,390	5.70%	$2,704

Interest Expense. Interest expense increased $3.5 million, or 47.5%, to $10.7 million for the six months ended March 31, 2007 from $7.3 million for the six months ended March 31, 2006. The average balance of total interest-bearing liabilities increased $58.1 million, or 10.8%, to $597.6 million for the six months ended March 31, 2007 from $539.5 million for the six months ended March 31, 2006. The increase was primarily a result of growth in certificates of deposits and additional FHLB advances. As a result of general market rate increases, the average cost of funds for total interest-bearing liabilities increased 90 basis points to 3.60% for the six months ended March 31, 2007 compared to 2.70% for the six months ended March 31, 2006.

The following table details average balances, cost of funds and the change in interest expense for the six months ended March 31, 2007 and 2006:
	Six Months Ended March 31,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006

	(dollars in thousands)

Savings deposits	$ 23,402	0.32%	$ 25,420	0.20%	$ 12
Interest-bearing demand deposits	93,729	0.60	97,688	0.39	88
Money market deposits	36,247	2.70	31,650	1.40	268
Certificates of deposit	231,744	4.49	207,446	3.14	1,953
FHLB advances	212,466	4.46	177,309	4.06	1,139
Total interest-bearing liabilities	$597,588	3.60%	$539,513	2.70%	$3,460

Provision for Loan Losses. A provision for loan losses of $71,000 was established by management in connection with its analysis of the loan portfolio for the six months ended March 31, 2007, compared to a provision for loan losses of $145,000 established for the six months ended March 31, 2006. The $74,000, or 51% decrease in the provision reflects the increase in loans receivable, offset by a reduction of classified assets, historical loan loss rates and net charge-offs. Management considers the allowance for loan losses at March 31, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio.


The following table details selected activity associated with the allowance for loan losses for the six months ended March 31, 2007 and 2006:
	At or For the Six Months Ended March 31,
	2007	2006

	(dollars in thousands)
Provision for loan losses	$ 71	$ 145
Net charge-offs	5	43
Allowance for loan losses	2,849	2,984
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.56%	0.62%
Nonperforming loans	$ 273	$ 10
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	1,043.59%	29,840.00%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.050	0.002
Loans receivable, net	$503,688	$476,227

Noninterest Income. Noninterest income increased $354,000, or 6.7%, to $5.6 million for the six months ended March 31, 2007 from $5.3 million for the six months ended March 31, 2006. The increase was primarily attributable to a $171,000, or 33.8%, increase in gains on the sale of residential mortgage loans and a $135,000, or 3.0%, increase in service charges and fees. The Company currently sells the majority of the one- to four-family residential mortgage loans that it originates. For the six months ended March 31, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio. As a result of the Company's conversion of its core processing system during the quarter ended December 31, 2005, the Company retired fixed assets and software related to the prior system, resulting in an $86,000 charge to other noninterest income for the six months ended March 31, 2006.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Six Months Ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Service fees and charges	$4,636	$4,501	$135	3.0%
Gain on sale of loans	677	506	171	33.8
Increase in cash surrender value of bank owned life insurance	199	190	9	4.7
Loan servicing fees	286	319	(33)	(10.3)
Mortgage servicing rights, net	(175)	(160)	(15)	9.4
Other	21	(66)	87	131.8
Total noninterest income	$5,644	$5,290	$354	6.7%

Noninterest Expense. Noninterest expense increased $409,000, or 3.4%, to $12.3 million for the six months ended March 31, 2007 from $11.9 million for the six months ended March 31, 2006.


The following table provides a detailed analysis of the changes in components of noninterest expense:
	Six Months Ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$ 7,865	$ 7,576	$ 289	3.8%
Occupancy and equipment	1,429	1,422	7	0.5
Data processing	1,001	861	140	16.3
Advertising	596	471	125	26.5
Other	1,449	1,601	(152)	(9.5)
Total noninterest expense	$12,340	$11,931	$ 409	3.4%

Compensation and benefits increased $289,000, or 3.8%, to $7.9 million for the six months ended March 31, 2007 from $7.6 million for the same period a year ago. The majority of the increase was primarily attributable to increased costs related to equity compensation plans and annual merit increases, offset by decreases in training and recruiting costs. As of March 31, 2007, the Company employed 211 full-time equivalent employees, compared to 231 at March 31, 2006, a decrease of approximately 9%. Data processing expenses increased $140,000, or 16%, primarily as a result of the outsourcing of the Company's check processing function as part of the conversion of its core processing system in November 2005. Advertising costs increased $125,000, or 26.5%, primarily as a result of marketing costs related to a debit card rewards program and business banking campaign that were initiated during the current fiscal year.

The Company's efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 74.8% for the six months ended March 31, 2007 compared to 70.6% for the six months ended March 31, 2006. The increase in efficiency ratio was primarily attributable to a $756,000, or 6.5%, decrease in net interest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $254,000, or 13.8%, to $1.6 million for the six months ended March 31, 2007 from $1.8 million for the same period a year ago. Income before income taxes decreased $737,000, or 15.3%, to $4.1 million for the six months ended March 31, 2007 compared to $4.8 million for the six months ended March 31, 2006. The Company's combined federal and state effective income tax rate for the current period was 38.7% compared to 38.0% for the same period of the prior fiscal year. The increase in the effective tax rate was primarily as a result of increases in ESOP compensation expense due to increases in the Company's stock price. The additional compensation expense is not fully deductible for tax return purposes.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and FHLB advances. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that its current liquidity position and forecasted operating results are sufficient to fund all existing commitments.

At March 31, 2007, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2007, the Bank was in compliance with the collateral requirements and $90.9 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.


At March 31, 2007, certificates of deposits amounted to $226.9 million, or 53.7% of total deposits, including $190.7 million that are scheduled to mature by March 31, 2008. Historically, the Company has been able to retain a significant amount of the deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit. Commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of March 31, 2007:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$11,166
Adjustable rate	2,756
Undisbursed balance of loans closed	16,267
Unused lines of credit	33,420
Commercial letters of credit	-
Total	$63,609

Capital. Consistent with the objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by its regulatory agencies. At March 31, 2007, the Company exceeded all regulatory capital requirements. Total equity of the Company was $111.0 million at March 31, 2007, or 14.9% of total assets on that date.

The Bank's regulatory capital ratios at March 31, 2007 were as follows: Tier 1 capital of 12.4%; Tier 1 risk-based capital of 19.4%; and total risk-based capital of 20.0%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset Liability Management Committee, consisting of certain members of senior management, communicate, coordinate and manage the asset/liability positions consistent with the Company's business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

One of the primary financial objectives is to generate ongoing profitability. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The rates the Bank earns on assets and pays on liabilities generally are established contractually for a period of time. Market


interest rates change over time. The Bank's loans generally have longer maturities than deposits. Accordingly, the Bank's results of operations, like those of other financial institutions, are affected by changes in interest rates and the interest rate sensitivity of its assets and liabilities. The Bank measures its interest rate sensitivity on a quarterly basis using an internal model.

Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling long-term fixed-rate mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At March 31, 2007, the Company had no off-balance sheet derivative financial instruments, and did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2006 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Company's internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

In April 2006, the State of Idaho Department of Finance ("Department") issued a cease and desist order to a former investment representative of the Bank with respect to marketing and selling unregistered securities in 2005. The investment representative was subsequently indicted and a civil action was brought against him by the Department. In February 2007, the investment representative pleaded guilty as part of a plea agreement that requires repayment of $173,000 to the victims by August 30, 2007. The Bank was not named as a party in that action and no other actions have been filed against the Bank to date. The Bank's contract with its third-party broker-dealer includes an indemnity clause protecting the Bank against losses attributable to any non-deposit investment product transaction. The broker-dealer has been actively engaged in the investigation and in direct contact with the affected customers throughout the process. At this time, the Company believes the plea agreement will have no impact on the Company's financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended March 31, 2007. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on January 16, 2007. The results of the vote on the two items presented at the meeting were as follows:

Proposal 1. Election of Directors
		FOR		WITHHELD
	Term to Expire	Number of Votes	Percentage	Number of Votes	Percentage
James R. Stamey	2010	13,968,625	99.08%	129,840	0.92%
Robert A. Tinstman	2010	14,008,011	99.36%	90,454	0.64%

Each of the following directors who were not up for re-election at the annual meeting of stockholders will continue in office: N. Charles Hedemark, Thomas W. Malson, Fred H. Helpenstell, M.D., Richard J. Navarro, and Daniel L. Stevens.


Proposal 2. Ratification of the appointment of Independent Auditor

Stockholders ratified the appointment of Moss Adams LLP as the Company's independent auditor for the fiscal year ending September 30, 2007 by the following vote:
	Number of Votes	Percentage
FOR	14,042,208	99.60%
AGAINST	50,062	0.36%
ABSTAIN	6,195	0.04%

The 8,979,246 shares held by Home Federal MHC were included in the voting for both proposals.

Item 5. Other Information

Not applicable.


Item 6. Exhibits
3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
10.1	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bank (1)
10.2	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bancorp, Inc. (1)
10.3	Form of Severance Agreement for Executive Officers (1)
10.4	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (1)
10.5	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (1)
10.6	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (1)
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

10.10	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (3)
10.11	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (3)
10.12	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (4)
10.13	Transition Agreement with Daniel L. Stevens (5)
10.14	Agreement Regarding Terms of Employment Offer with Len E. Williams (5)
10.15	Employment Agreement entered into by Home Federal Bank with Len E. Williams (6)
14	Code of Ethics (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

______
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated April 17, 2007.
(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-127858).
(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 21, 2005.
(5)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 21, 2006.
(6)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 6, 2006.
(7)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Home Federal Bancorp, Inc.

Date: May 8, 2007	/s/ Daniel L. Stevens
Daniel L. Stevens
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2007	/s/ Robert A. Schoelkoph
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2007	/s/ Daniel L. Stevens
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2007	/s/ Robert A. Schoelkoph
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

Dated: May 8, 2007
