Form 10-Q
period 2007-06-30
HOME FEDERAL BANCORP INC
filed 2007-08-02
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2007

or

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
        Yes [  ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 15,232,243 shares outstanding as of August 1, 2007.


HOME FEDERAL BANCORP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                                                                                                                                                Page
                    Consolidated Balance Sheets as of
                            June 30, 2007 and September 30, 2006                                                                                       1
                    Consolidated Statements of Income for the Three and Nine Months
                            ended June 30, 2007 and 2006                                                                                                     2
                    Consolidated Statements of Stockholders' Equity                                                                          3
                    Consolidated Statements of Cash Flows for the Nine Months
                            ended June 30, 2007 and 2006                                                                                                     4
                    Selected Notes to Unaudited Interim Consolidated Financial Statements                                   6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                  12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                            25

Item 4 - Controls and Procedures                                                                                                                           26

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                      27

Item 1A - Risk Factors                                                                                                                                             27

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                            27

Item 3 - Defaults upon Senior Securities                                                                                                              27

Item 4 - Submission of Matters to a Vote of Security Holders                                                                         27

Item 5 - Other Information                                                                                                                                      27

Item 6 - Exhibits                                                                                                                                                        28

SIGNATURES                                                                                                                                                         29


Item 1. Financial Statements
HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)	June 30, 2007	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$ 23,086	$ 18,385
Mortgage-backed securities available for sale, at fair value	166,755	12,182
Mortgage-backed securities held to maturity, at cost	-	183,279
Federal Home Loan Bank of Seattle ("FHLB") stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,748
and $2,974	491,768	503,065
Loans held for sale	4,363	4,119
Accrued interest receivable	2,880	3,025
Property and equipment, net	12,271	12,849
Mortgage servicing rights, net	2,269	2,492
Bank owned life insurance	11,065	10,763
Real estate and other property owned	153	-
Deferred income tax asset	1,757	-
Other assets	2,357	1,542
TOTAL ASSETS	$728,315	$761,292

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts:
Noninterest-bearing demand deposits	$ 34,368	$ 44,626
Interest-bearing demand deposits	133,770	128,276
Savings deposits	23,465	23,655
Certificates of deposit	227,095	233,724
Total deposit accounts	418,698	430,281
Advances by borrowers for taxes and insurance	921	2,133
Interest payable	773	971
Deferred compensation	4,418	3,875
FHLB advances	189,264	210,759
Deferred income tax liability	-	800
Other liabilities	4,243	4,604
Total liabilities	618,317	653,423
STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	-	--
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	152
June 30, 2007 - 15,278,803 issued, 15,232,243 outstanding
Sept. 30, 2006 - 15,208,750 issued, 15,169,114 outstanding
Additional paid-in capital	59,209	57,222
Retained earnings	57,922	54,805
Unearned shares issued to employee stock ownership plan ("ESOP")	(3,808)	(4,134)
Accumulated other comprehensive loss	(3,477)	(176)
Total stockholders' equity	109,998	107,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$728,315	$761,292

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data) (Unaudited)	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Interest and dividend income:
Loan interest	$ 8,334	$ 7,896	$25,331	$21,959
Investment interest	179	43	223	114
Mortgage-backed security interest	2,123	2,448	6,673	7,220
FHLB dividends	14	-	33	-
Total interest and dividend income	10,650	10,387	32,260	29,293
Interest expense:
Deposits	3,131	2,493	9,146	6,187
FHLB advances	2,207	2,100	6,942	5,696
Total interest expense	5,338	4,593	16,088	11,883
Net interest income	5,312	5,794	16,172	17,410
Provision for loan losses	-	175	71	320
Net interest income after provision for loan losses	5,312	5,619	16,101	17,090
Noninterest income:
Service charges and fees	2,285	2,392	6,921	6,893
Gain on sale of loans	491	288	1,168	794
Increase in cash surrender value of bank owned life insurance	102	95	301	285
Loan servicing fees	134	151	420	470
Mortgage servicing rights, net	(48)	113	(223)	(47)
Other	18	14	39	(52)
Total noninterest income	2,982	3,053	8,626	8,343
Noninterest expense:
Compensation and benefits	3,498	3,852	11,363	11,428
Occupancy and equipment	716	651	2,145	2,073
Data processing	548	503	1,549	1,364
Advertising	376	269	972	740
Postage and supplies	167	196	487	616
Professional services	209	278	620	641
Insurance and taxes	114	106	323	320
Other	166	276	675	880
Total noninterest expense	5,794	6,131	18,134	18,062
Income before income taxes	2,500	2,541	6,593	7,371
Income tax expense	934	980	2,517	2,817
NET INCOME	$ 1,566	$ 1,561	$ 4,076	$ 4,554

Earnings per common share:
Basic	$ 0.11	$ 0.11	$ 0.28	$ 0.31
Diluted	$ 0.11	$ 0.11	$ 0.28	$ 0.31
Weighted average number of shares outstanding:
Basic	14,625,927	14,491,205	14,594,936	14,478,701
Diluted	14,714,933	14,563,609	14,716,165	14,503,587

Dividends declared per share:	$0.055	$0.055	$0.165	$0.160

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY
Consolidated StatementS of STOCKholders' Equity
(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Shares Issued to Employee Stock Ownership Plan	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at Sept. 30, 2005	14,910,658	$149	$56,115	$49,818	$(4,550)	$ (165)	$101,367

Restricted stock issued, net of forfeitures	258,456	3	(3)				-
ESOP shares committed to be released			265		416		681
Share-based compensation			845				845
Dividends paid ($0.215 per share) (1)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	152	57,222	54,805	(4,134)	(176)	107,869
Restricted stock issued, net of forfeitures	(6,924)						-
ESOP shares committed to be released			292		326		618
Exercise of stock options	70,053		854				854
Share-based compensation			783				783
Excess tax benefits from equity compensation plans			58				58
Dividends paid ($0.165 per share) (1)				(959)			(959)
Comprehensive income:
Net income				4,076			4,076
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of deferred income taxes						(1,352)	(1,352)
Unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of deferred income taxes						(1,949)	(1,949)
Comprehensive income:							775
Balance at June 30, 2007	15,232,243	$152	$59,209	$57,922	$(3,808)	$(3,477)	$109,998

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.

HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,076	$ 4,554
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,294	1,226
Net accretion of premiums and discounts on investments	(49)	(69)
(Gain) loss on sale of fixed assets and repossessed assets	(3)	115
Gain on sale of mortgage-backed securities	(4)	-
ESOP shares committed to be released	618	497
Equity compensation expense	783	624
Provision for loan losses	71	320
Deferred compensation expense	543	585
Net deferred loan fees	139	414
Deferred income tax benefit	(357)	(340)
Net gain on sale of loans	(1,168)	(794)
Proceeds from sale of loans held for sale	78,989	59,205
Originations of loans held for sale	(78,303)	(58,114)
Net decrease in value of mortgage servicing rights	223	47
Net increase in value of bank owned life insurance	(301)	(285)
Change in assets and liabilities:
Interest receivable	145	(525)
Other assets	(837)	(435)
Interest payable	(198)	(692)
Other liabilities	(553)	(609)
Net cash provided by operating activities	5,108	5,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	13,094	21,045
Purchase of mortgage-backed securities held to maturity	-	(30,259)
Proceeds from sale and maturity of mortgage-backed securities available for sale	12,264	1,928
Purchase of mortgage-backed securities available for sale	(2,102)	-
Purchases of property and equipment	(672)	(972)
Loan originations and principal collections, net	11,337	(24,828)
Purchased loans	-	(38,782)
Proceeds from disposition of property and equipment	9	19
Purchase of bank owned life insurance	-	(281)
Proceeds from sale of repossessed assets	-	510
Net cash provided (used) by investing activities	33,930	(71,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(11,583)	43,144
Net decrease in advances by borrowers for taxes and insurance	(1,212)	(2,802)
Proceeds from FHLB advances	143,835	186,550
Repayment of FHLB advances	(165,330)	(164,761)
Proceeds from exercise of stock options	854	-
Excess tax benefit from equity compensation plans	58	-
Dividends paid	(959)	(910)
Net cash (used) provided by financing activities	(34,337)	61,221

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,701	(4,675)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,385	19,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 23,086	$ 14,358

(continues on next page)


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) (Unaudited)	Nine Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 16,286	$12,575
Income taxes	2,825	3,296

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	153	2
Fair value adjustment to securities available for sale, net of taxes	(3,301)	(125)
Transfer of securities from held to maturity to available for sale	171,688	-
Fair value adjustment to securities available for sale, net of taxes as a result of transferring securities from held to maturity to available for sale	(1,949)	-

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

The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speed assumptions. The Company performs a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

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

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. At June 30, 2007, there were no other material changes in the Company's significant accounting policies or critical accounting estimates from those disclosed in the Company's 2006 Form 10-K.

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

Pursuant to the Plan of Reorganization and Stock Issuance, the Association: (i) converted to a federal stock savings bank ("Stock Savings Bank") as the successor to the Association in its current mutual form; (ii) organized a Stock Holding Company as a federally-chartered corporation that owns 100% of the common stock of the Stock Savings Bank; and (iii) organized a Mutual Holding Company as a federally-chartered mutual holding company that owns at least 51% of the common stock of the Stock Holding Company for as long as the Mutual Holding Company remains in existence. The Stock Savings Bank succeeded to the business and operations of the Association in its mutual form, and the Stock Holding Company sold 40.0% of its common stock in a public stock offering that was completed on December 6, 2004.

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

Note 4 - Plan of Conversion and Conversion to Stock Form

On May 11, 2007, the Boards of Directors of Home Federal MHC (the "Mutual Holding Company"), the Company and the Bank unanimously adopted a Plan of Conversion and Reorganization (the "Plan of Conversion"), pursuant to which the mutual holding company will convert to the stock form of organization. In connection with the Plan of Conversion: (i) the Mutual Holding Company will convert to stock form, (ii) the Mutual Holding Company and the Company will merge into the Bank and the Bank will become a wholly owned subsidiary of a newly chartered stock company (the "Holding Company"), (iii) the shares of common stock of the Company held by persons other than the Mutual Holding Company will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iv) the Holding Company will offer and sell shares of its common stock to certain depositors of the Bank, residents of Bank's local community and shareholders of the Company and others in the manner and subject to the priorities set forth in the Plan of Conversion. The exchange ratio and the amount of stock sold will be based on an appraisal of the Company. The highest priority will be depositors with qualifying deposits as of March 31, 2006.

The transactions contemplated by the Plan of Conversion are subject to approval of the Company's shareholders (including the approval of a majority of the shares held by persons other than the Mutual Holding Company), the Bank's depositors and regulatory agencies. Proxy and offering materials setting forth detailed information relating to the Plan of Conversion will be sent to the Bank's depositors and shareholders of the Company for their consideration in a few months. The Company anticipates that the transactions will be completed in the fourth quarter of the 2007 calendar year. If the Plan of Conversion is completed, conversion costs will be netted against the offering proceeds. If the Plan of Conversion is terminated, such costs will be expensed.

Note 5 - Earnings Per Share

Earnings per share ("EPS") is computed using the basic and diluted weighted average number of common shares outstanding during the period. Basic EPS is computed by dividing the Company's net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net


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

The following table presents the computation of basic and diluted EPS for the periods indicated:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Basic EPS:
Income available to common stockholders	$1,566	$1,561	$4,076	$4,554
Weighted-average common shares outstanding	14,625,927	14,491,205	14,594,936	14,478,701
Basic EPS	$ 0.11	$ 0.11	$ 0.28	$ 0.31

Diluted EPS:
Income available to common stockholders	$1,566	$1,561	$4,076	$4,554
Weighted-average common shares outstanding	14,625,927	14,491,205	14,594,936	14,478,701
Net effect of dilutive SOP awards	46,574	24,611	75,147	-
Net effect of dilutive RRP awards	42,432	47,793	46,082	24,886
Weighted-average common shares outstanding and common stock equivalents	14,714,933	14,563,609	14,716,165	14,503,587
Diluted EPS	$ 0.11	$ 0.11	$ 0.28	$ 0.31

Note 6 - Recently Issued Accounting Standards

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

Note 7 - Mortgage-Backed Securities

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held to maturity mortgage- backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, mortgage-backed securities with an amortized cost, gross unrealized gains and gross unrealized losses of $171.7 million, $228,000 and $3.5 million, respectively were transferred to the available for sale category. As part of its liquidity management, the Company does not intend to classify any securities as held-to-maturity in the foreseeable future.


Mortgage-backed securities available for sale consisted of the following:
	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$169,076	$85	$(5,756)	$163,405
Non-agency mortgage-backed securities	3,475	-	(125)	3,350
Total	$172,551	$85	$(5,881)	$166,755

	September 30, 2006
Agency mortgage-backed securities	$ 12,476	$ -	$ (294)	$ 12,182

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.
	June 30, 2007
	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$ 67	$ 67
Due after one year through five years	335	339
Due after five years through ten years	6,924	6,703
Due after ten years	165,225	159,646
Total	$172,551	$166,755

Proceeds from sales of securities available for sale amounted to $3.9 million and none for the three months ended June 30, 2007 and 2006, respectively. Gross realized gains were $4,000 and none for the three months ended June 30, 2007 and 2006, respectively, and were included in other noninterest income on the Consolidated Statement of Income.

Mortgage-backed securities held to maturity consisted of the following:
	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Agency mortgage-backed securities	$ -	$ -	$ -	$ -
Non-agency mortgage-backed securities	-	-	-	-
Total	$ -	$ -	$ -	$ -

	September 30, 2006
Agency mortgage-backed securities	$179,738	$138	$(4,470)	$175,406
Non-agency mortgage-backed securities	3,541	-	(105)	3,436
Total	$183,279	$138	$(4,575)	$178,842


The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of June 30, 2007 are as follows:
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Mortgage-backed
securities, available
for sale	$13,506	$(111)	$140,747	$(5,770)	$154,253	$(5,881)
Total	$13,506	$(111)	$140,747	$(5,770)	$154,253	$(5,881)

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

As of June 30, 2007, the Bank had pledged mortgage-backed securities with an amortized cost of $95.2 million and a fair value of $90.6 million as collateral for FHLB advances. Mortgage-backed securities with an amortized cost of $7.1 million and a fair value of $6.8 million at June 30, 2007, were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window. The Company has also pledged a mortgage-backed security with an amortized cost of $2.5 million and a fair value of $2.4 million as collateral for a $1.5 million revolving line of credit from the Bank. As of June 30, 2007, there was no balance owed on the line of credit.


Note 8 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2007		September 30, 2006
	Balance	Percent of Total	Balance	Percent of Total

	(dollars in thousands)
Real Estate:
One- to four-family residential	$259,600	52.38%	$293,640	57.88%
Multi-family residential	6,910	1.39	7,049	1.39
Commercial	134,734	27.18	125,401	24.72
Total real estate	401,244	80.95	426,090	83.99

Real Estate Construction:
One- to four-family residential	21,296	4.30	23,678	4.67
Multi-family residential	997	0.20	-	-
Commercial and land development	23,895	4.82	16,344	3.22
Total real estate construction	46,188	9.32	40,022	7.89

Consumer:
Home equity	40,328	8.14	34,143	6.73
Automobile	2,433	0.49	3,245	0.64
Other consumer	1,393	0.28	1,300	0.26
Total consumer	44,154	8.91	38,688	7.63

Commercial business	4,064	0.82	2,480	0.49
	495,650	100.00%	507,280	100.00%
Less:
Deferred loan fees	1,134		1,241
Allowance for loan losses	2,748		2,974
Loans receivable, net	$491,768		$503,065

Note 9 - Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at June 30, 2007 and September 30, 2006 were $197.8 million and $216.7 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage servicing rights declines. Conversely, during periods of rising rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

As of October 1, 2006, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets, to measure mortgage servicing rights using the fair value method. As a result, the Company measures each class of mortgage servicing rights at fair value at each reporting date, and reports changes in fair value in earnings in the period in which the change occurs. Prior to the adoption of SFAS No. 156, the Company elected to account for its mortgage servicing rights using the amortization method previously required by SFAS No. 140.

The Company has identified two classes of mortgage servicing assets based upon the nature of the collateral, interest rate mechanism and nature of the loan. The Company uses an independent third party to periodically value the residential mortgage servicing rights using information such as anticipated prepayment speeds, discount rates and servicing fees associated with the type of loans sold.

Upon the change from the amortization method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Those measurements have been replaced by


adjustments to fair value that encompass market-driven valuation changes. Under the fair value method, the changes in fair value are reported in "Mortgage servicing rights, net" on the Consolidated Statements of Income.

The following table lists the classes of servicing rights, activities in the balance of each class and fees earned for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
Servicing Right Classes	2007	2006	2007	2006
	(in thousands)
One- to four-family residential loans:
Beginning Balance	$2,298	$2,462	$2,468	$2,615
Additions for new mortgage servicing rights capitalized	42	45	45	114
Adjustments to fair value	(87)	-	(260)	-
Amortization of servicing rights	-	(129)	-	(351)
Impairment write-up	-	201	-	201
Ending Balance	$2,253	$2,579	$2,253	$2,579

Commercial real estate loans:
Beginning Balance	$ 19	$ 49	$ 24	$ 56
Adjustments to fair value	(3)	-	(8)	-
Amortization of servicing rights	-	(4)	-	(11)
Ending Balance	$ 16	$ 45	$ 16	$ 45

The amount of contractually specified servicing fees for one- to four-family residential loans for the three and nine months ended June 30, 2007 were $134,000 and $420,000, respectively. The amount of contractually specified servicing fees for commercial real estate loans for the three and nine months ended June 30, 2007 were $3,000 and $9,000, respectively. The servicing fees for one- to four-family residential loans are recorded in "Loan Servicing Fees" on the Consolidated Statements of Income. Late fees and other ancillary fees earned for the periods indicated were immaterial in amount.

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
  the Company's ability to execute its expanded commercial banking model;
  changes in consumer spending, borrowing and savings habits;


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

The Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. The Bank's primary business is attracting deposits from the general public and using these funds to originate loans. We emphasize the origination of loans secured by first mortgages on owner-occupied, residential real estate, residential development and construction, and commercial real estate. The Bank also originates other types of real estate loans, commercial business loans and consumer loans. As a result of a comprehensive and continuing review of its strategic business plan, the Company is expanding its commercial and small business banking programs, including a variety of loan and deposit products. The Bank has recently hired an experienced commercial banking team to expand its existing commercial real estate lending program and will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.

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


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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

General. Total assets decreased $33.0 million, or 4.3%, to $728.3 million at June 30, 2007 from $761.3 million at September 30, 2006. Mortgage-backed securities decreased $28.7 million, or 14.7%, to $166.8 million and were the primary reason for the asset decline during the nine-month period. As a result, the Company also reduced outstanding FHLB advances by $21.5 million, or 10.2%, to $189.3 million. Total deposits decreased $11.6 million, or 2.7%, to $418.7 million as customers transferred funds into higher rate deposit products during the past several quarters and as a result of the transfer from the Bank of a single commercial relationship that reduced outstanding balances by approximately $4.1 million during the nine-month period.


Assets. For the nine months ended June 30, 2007, total assets decreased $33.0 million. The increases and decreases were primarily concentrated in the following asset categories:
			Increase (decrease)

	Balance at June 30, 2007	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)
Cash and amounts due from depository institutions	$ 23,086	$ 18,385	$ 4,701	25.6%
Mortgage-backed securities, available for sale	166,755	12,182	154,573	1,268.9
Mortgage-backed securities, held to maturity	-	183,279	(183,279)	(100.0)
Loans receivable, net of allowance for loan losses	491,768	503,065	(11,297)	(2.2)

Cash and amounts due from depository institutions increased $4.7 million as a result of normal fluctuations of amounts due from other financial institutions.

Mortgage-backed securities decreased $28.7 million to $166.8 million at June 30, 2007, from $195.5 million at September 30, 2006. For the nine months ended June 30, 2007, the Company purchased $2.1 million of 5/1 hybrid adjustable-rate mortgage-backed securities issued by Freddie Mac. Repayments of principal and proceeds from sales totaled $25.4 million for the nine months ended June 30, 2007. The Company purchases mortgage-backed securities to manage interest rate sensitivity, supplement loan originations and provide liquidity.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held-to-maturity mortgage-backed securities to available for sale to meet future liquidity needs associated with increasing commercial banking activities. As part of its liquidity management, the Company does not intend to classify any securities as held-to-maturity in the foreseeable future.

Loans receivable, net, decreased $11.3 million to $491.8 million at June 30, 2007, from $503.1 million at September 30, 2006. One- to four-family residential mortgage loans decreased $34.0 million as the Company currently sells the majority of the one- to four-family loans that it originates. In prior years, the Company held a portion of the one- to four-family loans it originated in its loan portfolio. Commercial loans increased $18.5 million, or 12.8%, during the nine months ended June 30, 2007. The Company has made significant progress in building its commercial and small business banking programs, including the addition of an experienced commercial banking team to expand its existing commercial real estate lending program. The Company will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.

Deposits. Deposits decreased $11.6 million, or 2.7%, to $418.7 million at June 30, 2007, from $430.3 million at September 30, 2006. A significant portion of the decrease in noninterest-bearing demand deposits was the result of a single commercial relationship that reduced outstanding balances by approximately $4.1 million during the nine-month period. Money market deposits accounted for the majority of the increase in interest-bearing deposits as a result of the Company's increased emphasis on commercial accounts and as customers transferred funds into higher rate deposit products. The decrease in certificates of deposit was primarily the result of the Company choosing not to match rates offered by local competitors that in some instances exceeded the Bank's alternative funding sources.


The following table details the changes in deposit accounts:
			Increase (decrease)

	Balance at June 30, 2007	Balance at September 30, 2006	Amount	Percent

	(dollars in thousands)

Noninterest-bearing demand deposits	$ 34,368	$ 44,626	$(10,258)	(23.0)%
Interest-bearing demand deposits	133,770	128,276	5,494	4.3
Savings deposits	23,465	23,655	(190)	(0.8)
Certificates of deposit	227,095	233,724	(6,629)	(2.8)
Total deposit accounts	$418,698	$430,281	$(11,583)	(2.7)%

Borrowings. FHLB advances decreased $21.5 million, or 10.2%, to $189.3 million at June 30, 2007, from $210.8 million at September 30, 2006. The Company uses FHLB advances as an alternative funding source to deposits, and to manage funding costs, reduce interest rate risk, and leverage the balance sheet.

Equity. Stockholders' equity increased $2.1 million, or 2.0%, to $110.0 million at June 30, 2007, from $107.9 million at September 30, 2006. The increase was primarily a result of the $4.1 million in net income and the allocation of earned ESOP shares, equity compensation and the exercise of stock options totaling $2.3 million, offset by $959,000 in cash dividends paid to stockholders and a $3.3 million increase in unrealized losses on securities available for sale. During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held-to-maturity mortgage-backed securities to available for sale for additional liquidity purposes. As a result, stockholders' equity was decreased by the securities net unrealized holding loss of $1.9 million at the date of transfer. On June 15, 2007, the Company paid $0.055 per share in cash dividends to stockholders of record as of June 1, 2007, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Three Months ended June 30, 2007 and June 30, 2006

General. Net income for the three months ended June 30, 2007 was $1.6 million, or $0.11 per diluted share, compared to net income of $1.6 million, or $0.11 per diluted share, for the three months ended June 30, 2006.

Net Interest Income. Net interest income decreased $482,000, or 8.3%, to $5.3 million for the three months ended June 30, 2007, from $5.8 million for the three months ended June 30, 2006. The recent interest rate environment, which has caused short-term market interest rates to rise, while longer term interest rates have not, has had a negative impact on the Company's interest rate spread and net interest margin, which has reduced profitability. In addition we experienced a slight decrease in average interest-earning assets and interest-bearing liabilities of 1.6% and 0.3%, respectively.

The Company's net interest margin decreased 23 basis points to 3.02% for the quarter ended June 30, 2007, from 3.25% for the same quarter last year. The cost of interest-bearing liabilities increased 52 basis points to 3.67% for the third quarter of fiscal 2007 compared to 3.15% for the third quarter of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

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


	Three Months Ended June 30, 2007 Compared to June 30, 2006
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)
Interest-earning assets:
Loans receivable, net	$288	$ 136	$ 424
Loans held for sale	1	13	14
Investment securities, including interest- bearing deposits in other banks	5	131	136
Mortgage-backed securities	43	(368)	(325)
FHLB stock	14	-	14
Total net change in income on interest- earning assets	$351	$ (88)	$ 263

Interest-bearing liabilities:
Savings deposits	$ 19	$ (1)	$ 18
Interest-bearing demand deposits	16	(10)	6
Money market accounts	125	51	176
Certificates of deposit	453	(15)	438
Total deposits	613	25	638
FHLB advances	111	(4)	107
Total net change in expense on interest- bearing liabilities	$724	$ 21	$ 745
Total decrease in net interest income			$(482)

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2007 increased $263,000, or 2.5%, to $10.7 million, from $10.4 million for the three months ended June 30, 2006. The increase during the quarter was primarily attributable to an increase in the yield on interest-earning assets to 6.06% from 5.82% as a result of the general increase in interest rates and changes in the Company's loan portfolio mix, offset by a $11.2 million, or 1.6%, decrease in the average balance of interest-earning assets.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the three months ended June 30, 2007 and 2006:
	Three Months Ended June 30,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006

	(dollars in thousands)

Loans receivable, net	$499,101	6.62%	$490,671	6.39%	$ 424
Loans held for sale	4,546	6.33	3,724	6.26	14
Investment securities, available for sale, including interest-bearing deposits in other banks	13,757	5.20	3,658	4.70	136
Mortgage-backed securities	175,718	4.83	206,257	4.75	(325)
FHLB stock	9,591	0.58	9,591	-	14
Total interest-earning assets	$702,713	6.06%	$713,901	5.82%	$ 263


Interest Expense. Interest expense increased $745,000, or 16.2%, to $5.3 million for the three months ended June 30, 2007 from $4.6 million for the three months ended June 30, 2006. The increase during the quarter was primarily attributable to a 52 basis point increase in the cost of interest-bearing liabilities to 3.67% from 3.15% as a result of general market rate increases and changes in the Company's deposit mix, offset by a $1.6 million, or less than 1% decrease in average balance of interest-bearing liabilities.

The following table details average balances, cost of funds and the change in interest expense for the three months ended June 30, 2007 and 2006:
	Three Months Ended June 30,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006

	(dollars in thousands)

Savings deposits	$ 23,567	0.51%	$ 25,015	0.20%	$ 18
Interest-bearing demand deposits	92,534	0.61	99,836	0.54	6
Money market deposits	41,063	3.17	31,975	1.86	176
Certificates of deposit	227,237	4.64	228,781	3.84	438
FHLB advances	197,619	4.47	198,010	4.24	107
Total interest-bearing liabilities	$582,020	3.67%	$583,617	3.15%	$745

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

In connection with its analysis of the loan portfolio for the quarter ended June 30, 2007, management determined that no provision for loan losses was required for the quarter ended June 30, 2007, compared to a provision for loan losses of $175,000 established for the same quarter of 2006. The absence of a provision during this current quarter primarily reflects the $11.3 million reduction in loans receivable. The Company's credit quality also remains excellent, as non-performing assets were $520,000, or 0.07% of total assets, at June 30, 2007, compared to $30,000, or 0.004% of total assets, at June 30, 2006. The Company does not originate or purchase one- to four-family subprime loans. Management considers the allowance for loan losses at June 30, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.


Prior to March 31, 2007, the allowance for loan losses included the estimated loss from unfunded loan commitments. The preferred accounting method is to separate the unfunded loan commitments from the disbursed loan amounts and record the unfunded loan commitment portion as a liability. At June 30, 2007, the reserve for unfunded loan commitments was $139,000, which was included in other liabilities on the Consolidated Balance Sheet. Including the $139,000 liability for unfunded commitments, the allowance for loan losses was $2.9 million, or 0.59% of gross loans at June 30, 2007, compared to $3.2 million, or 0.64% at June 30, 2006.

The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2007 and 2006:

	At or For the Three Months Ended June 30,
	2007	2006

	(dollars in thousands)
Provision for loan losses	$ -	$ 175
Net charge-offs	100	1
Allowance for loan losses	2,748	3,160
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.56%	0.64%
Nonperforming loans	$ 367	$ 30
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	748.77%	10,533.33%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.074	0.006
Loans receivable, net	$491,768	$494,016

Noninterest Income. Noninterest income decreased $71,000, or 2.3%, to $3.0 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. The decrease was primarily attributable to a $161,000 decrease related to the value of the mortgage servicing rights and a $107,000 decrease in fees and service charges offset by a $203,000 increase in gains on the sale of residential loans. During the quarter ended June 30, 2006, the Company had a $201,000 write-up of the value of the mortgage servicing rights. The Company currently sells the majority of the one- to four-family residential mortgage loans that it originates. For the three months ended June 30, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Three Months Ended June 30,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Service fees and charges	$2,285	$2,392	$(107)	(4.5)%
Gain on sale of loans	491	288	203	70.5
Increase in cash surrender value of bank owned life insurance	102	95	7	7.4
Loan servicing fees	134	151	(17)	(11.3)
Mortgage servicing rights, net	(48)	113	(161)	(142.5)
Other	18	14	4	28.6
Total noninterest income	$2,982	$3,053	$ (71)	(2.3)%

The Company performs a quarterly review of mortgage servicing rights for potential increases or declines in value. For the three months ended June 30, 2007, the Company determined the value of the mortgage servicing rights decreased $48,000. Excluding changes in value attributable to increases or decreases in interest rates and prepayment speeds of the underlying mortgages, the Company generally expects the value of the mortgage servicing rights to continue to decline as the majority of residential mortgage loans are being sold with the servicing rights released. The mortgage servicing right was 1.15% of mortgage loans serviced for others at June 30, 2007, compared to 1.18% at June 30, 2006. Mortgage servicing rights is an accounting estimate of the present value of the future


servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.

Noninterest Expense. Noninterest expense decreased $337,000, or 5.5%, to $5.8 million for the three months ended June 30, 2007 from $6.1 million for the three months ended June 30, 2006.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Three Months Ended June 30,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$3,498	$3,852	$(354)	(9.2)%
Occupancy and equipment	716	651	65	10.0
Data processing	548	503	45	8.9
Advertising	376	269	107	39.8
Other	656	856	(200)	(23.4)
Total noninterest expense	$5,794	$6,131	$(337)	(5.5)%

Compensation and benefits decreased $354,000, or 9.2%, to $3.5 million for the quarter ended June 30, 2007 from $3.9 million for the same quarter a year ago. As of June 30, 2007, the Company employed 215 full-time equivalent employees, compared to 240 at June 30, 2006, a decrease of approximately 10%. Advertising costs increased $107,000, or 39.8% primarily as a result of marketing costs related to a debit card rewards program and a business banking campaign that were implemented during the current fiscal year. The debit card rewards program is designed to reward customers for their debit card usage which results in additional interchange income to the Company. Other noninterest expenses decreased $200,000 primarily as a result of professional costs incurred in the prior year related to the initial year of Sarbanes-Oxley compliance.

The Company's efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 69.9% for the three months ended June 30, 2007, relatively unchanged from 69.3% for the three months ended June 30, 2006. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $46,000, or 4.7%, to $934,000 for the three months ended June 30, 2007 from $980,000 for the same period a year ago. Income before income taxes decreased $41,000, or 1.6%, to $2.5 million for the three months ended June 30, 2007. The Company's combined federal and state effective income tax rate for the current quarter was 37.4% compared to 38.6% for the same quarter of the prior fiscal year. The effective tax rate decreased primarily as a result of the exercise and disqualifying disposition of incentive stock options, in which the Company is entitled to a tax deduction equal to the taxable income recognized by the employee.

Comparison of Operating Results for the Nine Months ended June 30, 2007 and June 30, 2006

General. Net income for the nine months ended June 30, 2007 was $4.1 million, or $0.28 per diluted share, compared to net income of $4.6 million, or $0.31 per diluted share, for the nine months ended June 30, 2006.

Net Interest Income. Net interest income decreased $1.2 million, or 7.1%, to $16.2 million for the nine months ended June 30, 2007, from $17.4 million for the nine months ended June 30, 2006. The decrease in net interest income was primarily attributable to the ongoing compression of the Company's net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities of $32.6 million and $38.2 million, respectively.

The Company's net interest margin decreased 39 basis points to 3.02% for the nine months ended June 30, 2007, from 3.41% for the same period of the prior year. The cost of interest-bearing liabilities increased 76 basis points to 3.62% for the nine months of fiscal 2007 compared to 2.86% for the same period of the prior year. The decline in


the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although the Company believes the repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

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

	Nine Months Ended June 30, 2007 Compared to June 30, 2006
	Increase (Decrease) Due to

	Rate	Volume	Total

	(in thousands)

Interest-earning assets:
Loans receivable, net	$1,049	$2,320	$ 3,369
Loans held for sale	7	(4)	3
Investment securities, including interest- bearing deposits in other banks	32	77	109
Mortgage-backed securities	25	(572)	(547)
FHLB stock	33	-	33
Total net change in income on interest- earning assets	$1,146	$1,821	$ 2,967

Interest-bearing liabilities:
Savings deposits	$ 31	$ (1)	$ 30
Interest-bearing demand deposits	100	(8)	92
Money market accounts	363	82	445
Certificates of deposit	1,969	423	2,392
Total deposits	2,463	496	2,959
FHLB advances	490	756	1,246
Total net change in expense on interest- bearing liabilities	$2,953	$1,252	$ 4,205
Total decrease in net interest income			$(1,238)

Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2007 increased $3.0 million, or 10.1%, to $32.3 million, from $29.3 million for the nine months ended June 30, 2006. The increase during the period was primarily attributable to the $32.6 million, or 4.8%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.03% from 5.73% as a result of the general increase in market interest rates and changes in the Company's loan portfolio mix.


The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the nine months ended June 30, 2007 and 2006:
	Nine Months Ended June 30,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006

	(dollars in thousands)

Loans receivable, net	$508,782	6.59%	$461,185	6.30%	$3,369
Loans held for sale	3,675	6.54	3,809	6.21	3
Investment securities, available for sale, including interest-bearing deposits in other banks	5,713	5.20	3,617	4.20	109
Mortgage-backed securities	185,694	4.79	202,692	4.75	(547)
FHLB stock	9,591	0.46	9,591	-	33
Total interest-earning assets	$713,455	6.03%	$680,894	5.73%	$2,967

Interest Expense. Interest expense increased $4.2 million, or 35.4%, to $16.1 million for the nine months ended June 30, 2007 from $11.9 million for the nine months ended June 30, 2006. The average balance of total interest-bearing liabilities increased $38.2 million, or 6.9%, to $592.4 million for the nine months ended June 30, 2007 from $554.2 million for the nine months ended June 30, 2006. The increase was primarily a result of growth in certificates of deposits and additional FHLB advances. As a result of general market rate increases, the average cost of funds for total interest-bearing liabilities increased 76 basis points to 3.62% for the nine months ended June 30, 2007 compared to 2.86% for the nine months ended June 30, 2006.

The following table details average balances, cost of funds and the change in interest expense for the nine months ended June 30, 2007 and 2006:
	Nine Months Ended June 30,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006

	(dollars in thousands)

Savings deposits	$ 23,457	0.39%	$ 25,285	0.20%	$ 30
Interest-bearing demand deposits	93,330	0.60	98,405	0.44	92
Money market deposits	37,852	2.87	31,759	1.55	445
Certificates of deposit	230,242	4.54	214,558	3.39	2,392
FHLB advances	207,517	4.46	184,209	4.12	1,246
Total interest-bearing liabilities	$592,398	3.62%	$554,216	2.86%	$4,205

Provision for Loan Losses. A provision for loan losses of $71,000 was established by management in connection with its analysis of the loan portfolio for the nine months ended June 30, 2007, compared to a provision for loan losses of $320,000 established for the nine months ended June 30, 2006. The $249,000, or 77.8% decrease in the provision primarily reflects an $11.9 million reduction in loans receivable for the current year as compared to an increase of $63.1 million for the same period of last year.


The following table details selected activity associated with the allowance for loan losses for the nine months ended June 30, 2007 and 2006:
	At or For the Nine Months Ended June 30,
	2007	2006

	(dollars in thousands)
Provision for loan losses	$ 71	$ 320
Net charge-offs	105	43
Allowance for loan losses	2,748	3,160
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.56%	0.64%
Nonperforming loans	$ 367	$ 30
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	748.77%	10,533.33%
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.074	0.006
Loans receivable, net	$491,768	$494,016

Noninterest Income. Noninterest income increased $283,000, or 3.4%, to $8.6 million for the nine months ended June 30, 2007 from $8.3 million for the nine months ended June 30, 2006. The increase was primarily attributable to a $374,000, or 47.1%, increase in gains on the sale of residential mortgage loans offset by a $176,000, or 374.5%, decrease related to the value of the mortgage servicing rights. The Company currently sells the majority of the one- to four-family residential mortgage loans that it originates. For the nine months ended June 30, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio. For the nine months ended June 30, 2006, the Company had a $201,000 write-up of the value of the mortgage servicing rights. As a result of the Company's conversion of its core processing system during the quarter ended December 31, 2005, the Company retired fixed assets and software related to the prior system, resulting in an $86,000 charge to other noninterest income for the nine months ended June 30, 2006.

The following table provides a detailed analysis of the changes in components of noninterest income:
	Nine Months Ended June 30,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Service fees and charges	$6,921	$6,893	$ 28	0.4%
Gain on sale of loans	1,168	794	374	47.1
Increase in cash surrender value of bank owned life insurance	301	285	16	5.6
Loan servicing fees	420	470	(50)	(10.6)
Mortgage servicing rights, net	(223)	(47)	(176)	(374.5)
Other	39	(52)	91	(175.0)
Total noninterest income	$8,626	$8,343	$ 283	3.4%


Noninterest Expense. Noninterest expense increased $72,000, or less than 1%, to $18.1 million for the nine months ended June 30, 2007 from $18.1 million for the nine months ended June 30, 2006.

The following table provides a detailed analysis of the changes in components of noninterest expense:
	Nine Months Ended June 30,		Increase (decrease)

	2007	2006	Amount	Percent

	(dollars in thousands)

Compensation and benefits	$11,363	$11,428	$ (65)	(0.6)%
Occupancy and equipment	2,145	2,073	72	3.5
Data processing	1,549	1,364	185	13.6
Advertising	972	740	232	31.4
Other	2,105	2,457	(352)	(14.3)
Total noninterest expense	$18,134	$18,062	$ 72	0.4%

Compensation and benefits decreased $65,000, or less than 1%, to $11.4 million for the nine months ended June 30, 2007 from $11.4 million for the same period a year ago. The decrease was primarily attributable to a decrease in the number of full-time equivalent employees offset by increased costs related to equity compensation plans and annual merit increases. As of June 30, 2007, the Company employed 215 full-time equivalent employees, compared to 240 at June 30, 2006, a decrease of approximately 10%. Advertising costs increased $232,000, or 31.4%, primarily as a result of marketing costs related to a debit card rewards program and a business banking campaign that were initiated during the current fiscal year. Other noninterest expenses decreased $352,000 primarily as a result of costs incurred in the prior fiscal year related to the conversion of the core processing system and professional costs associated with the initial year of Sarbanes-Oxley compliance.

The Company's efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 73.1% for the nine months ended June 30, 2007 compared to 70.1% for the nine months ended June 30, 2006. The increase in efficiency ratio was primarily attributable to a $1.2 million, or 7.1%, decrease in net interest income. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $300,000, or 10.6%, to $2.5 million for the nine months ended June 30, 2007 from $2.8 million for the same period a year ago. Income before income taxes decreased $778,000, or 10.6%, to $6.6 million for the nine months ended June 30, 2007 compared to $7.4 million for the nine months ended June 30, 2006. The Company's combined federal and state effective income tax rate for the current period was unchanged at 38.2% as compared to the same period of the prior fiscal year

Liquidity, Commitments and Capital Resources

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

The primary sources of funds are customer deposits, loan repayments, loan sales, investment securities, and FHLB advances. These sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. Management believes that its current liquidity position and forecasted operating results are sufficient to fund all existing commitments.

At June 30, 2007, the Bank maintained a line of credit with the FHLB equal to 40% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2007, the Bank was in compliance with the collateral requirements and $93.9 million of the line of credit was available. In addition, the Company holds readily saleable loans and mortgage-backed securities available for sale for liquidity purposes.


During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held-to-maturity mortgage-backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, the Company has an additional $168 million of mortgage-backed securities available for liquidity purposes. As part of its liquidity management, the Company does not intend to classify any investments as held-to-maturity for the foreseeable future.

At June 30, 2007, certificates of deposits amounted to $227.1 million, or 54.2% of total deposits, including $187.7 million that are scheduled to mature by June 30, 2008. Historically, the Company has been able to retain a significant amount of the deposits as they mature. Management believes the Company has adequate resources to fund all loan commitments through deposits, FHLB advances, loan repayments, maturing investment securities, and the sale of mortgage loans in the secondary markets.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2007:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$10,933
Adjustable rate	7,175
Undisbursed balance of loans closed	10,348
Unused lines of credit	35,582
Total	$64,038

Capital. Consistent with the objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from regulatory authorities. In addition, the Company is subject to certain capital requirements set by its regulatory agencies. At June 30, 2007, the Company exceeded all regulatory capital requirements. Total equity of the Company was $110.0 million at June 30, 2007, or 15.1% of total assets on that date.

The Bank's regulatory capital ratios at June 30, 2007 were as follows: Tier 1 capital of 13.0%; Tier 1 risk-based capital of 19.9%; and total risk-based capital of 20.6%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Board of Directors has established an asset and liability management policy to guide management in maximizing net interest spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The Asset Liability Management Committee, consisting of certain members of senior management, communicates, coordinates and manages the asset/liability positions consistent with the Company's business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.

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

Management employs various strategies to manage the Bank's interest rate sensitivity including: (1) selling one- to four-family residential mortgage loans in the secondary market to Fannie Mae, Freddie Mac and other financial institutions; (2) borrowing intermediate to long-term funds at fixed rates from the FHLB; (3) originating commercial and consumer loans at shorter maturities or at variable rates; (4) originating adjustable rate mortgage loans; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; and (6) increasing lower cost core deposits, such as savings and checking accounts. At June 30, 2007, the Company had no off-balance sheet derivative financial instruments, and did not maintain a trading account for any class of financial instruments or engage in hedging activities or purchase high risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

There has not been any material change in the market risk disclosures contained in the Company's 2006 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. A number of internal control procedures were, however, modified during the quarter in conjunction with the Company's internal control testing. The Company also continued to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases. The Company did not repurchase any shares of its outstanding common stock during the three months ended June 30, 2007. In addition, the Company has no publicly announced plans to repurchase any shares of its common stock.

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

                                        Home Federal Bancorp, Inc.

Date: August 1, 2007                                                                    /s/ Daniel L. Stevens
                                                                                                         Daniel L. Stevens
                                                                                                         Chairman, President and
                                                                                                         Chief Executive Officer
                                                                                                         (Principal Executive Officer)

Date: August 1, 2007                                                                    /s/ Robert A. Schoelkoph
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

Date: August 1, 2007                                                                        /s/ Daniel L. Stevens
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

Date: August 1, 2007                                                                            /s/ Robert A. Schoelkoph
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


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer of Home Federal Bancorp, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Home Federal Bancorp, Inc. (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 ("Report"), that:

1.     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of
        1934, as amended; and

2.     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.

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

Dated: August 1, 2007
