Form 10-K
period 2007-09-30
HOME FEDERAL BANCORP INC
filed 2007-12-14
CIK 1283858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 2007

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

As of December 3, 2007, there were 15,252,282 shares of the registrant's common stock outstanding. The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "HOME." The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on March 31, 2007 was approximately $88,132,101 (5,674,958) shares at $15.53 per share). For purposes of this calculation, common stock held by executive officers and directors of the registrant and Home Federal MHC is considered to be held by affiliates.


HOME FEDERAL BANCORP, INC.
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include:

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

  our ability to successfully manage our growth;

  legislative or regulatory changes that adversely affect our business;

  adverse changes in the securities markets; and

  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.

Any of the forward-looking statements that we make in this annual report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

PART I

Item 1. Business

General

Home Federal Bancorp, Inc. ("we," "us," the "Company" or "Home Federal Bancorp") was organized as a federally chartered stock corporation at the direction of Home Federal Savings and Loan Association of Nampa ("Association") in connection with its mutual holding company reorganization ("Reorganization"). On December 6, 2004, the Association completed the reorganization and minority stock offering. In connection with the reorganization, the Association converted to a federally chartered stock savings bank and changed its name to Home Federal Bank ("Home Federal" or the "Bank"). The Company sold 40.06% of its outstanding shares of common stock (6,083,500 shares) to the public and issued 59.04% of its outstanding shares of common stock (8,979,246 shares) to Home Federal MHC, the mutual holding company parent of the Company. In connection with the Reorganization, the Company received $53.6 million in net proceeds after deducting expenses, and issued an

1


additional 146,004 shares and $365,010 in cash to the Home Federal Foundation, Inc. (the "Foundation"), a charitable foundation established as part of the Reorganization. Regulations of the Office of Thrift Supervision ("OTS") provide that so long as Home Federal MHC exists, it will own at least a majority of the Company's common stock.

On May 11, 2007, the Boards of Directors of Home Federal MHC, Home Federal Bancorp, Inc. and Home Federal Bank adopted a Plan of Conversion and Reorganization pursuant to which Home Federal Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, Home Federal MHC will convert to a federal interim stock savings bank and simultaneously merge with and into Home Federal Bank, with Home Federal Bank as the survivor. Additionally, Home Federal Bancorp, Inc. will also convert to a federal interim stock savings bank and simultaneously merge with and into Home Federal Bank, with Home Federal Bank as the survivor. Home Federal Bank has formed a new Maryland corporation, Home Federal Bancorp, Inc., that will serve as the holding company for Home Federal Bank. Shares of Home Federal Bancorp, Inc.'s common stock, other than those held by Home Federal MHC, will be converted into shares of common stock of new Home Federal Bancorp, Inc. pursuant to an exchange ratio designed to preserve the aggregate percentage ownership interest of the minority shareholders. In connection with the conversion, shares of common stock of new Home Federal Bancorp are being offered for sale to certain depositors of Home Federal Bank, residents of Home Federal Bank's local community and shareholders of Home Federal Bancorp, Inc. and others in the manner and subject to the priorities set forth in the Plan. A minimum of 10,200,000 shares and a maximum of 13,800,000 shares (subject to adjustment up to 15,870,000 shares) of new Home Federal Bancorp, Inc. common stock are currently being offered based on the appraisal. New Home Federal Bancorp has filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 with respect to the common stock it is offering. This registration statement, including the appraisal report which is an exhibit to the registration statement, can be examined without charge at the public reference facilities of the Securities and Exchange Commission located at 100 F Street, N.E., Washington, D.C. 20549, and copies of this material can be obtained from the Securities and Exchange Commission at prescribed rates. You may also obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, the Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission industry new Home Federal Bancorp.

Home Federal Bancorp's business activity is the ownership of the outstanding capital stock of Home Federal Bank and management of the investment of offering proceeds retained from the reorganization. Home Federal Bancorp neither owns nor leases any property but instead uses the premises, equipment and other property of Home Federal Bank with the payment of appropriate management fees, as required by applicable law and regulations. In the future, Home Federal Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans to do so. Home Federal Bancorp has no significant assets, other than mortgage-backed securities and all of the outstanding shares of Home Federal, and no significant liabilities.

Home Federal Bank was founded in 1920 as a building and loan association and reorganized as a federal mutual savings and loan association in 1936. Home Federal Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Deposit Insurance Fund. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1937. Home Federal Bank is regulated by the OTS and the FDIC.

We are a community-based financial institution primarily serving the Boise, Idaho and surrounding metropolitan area known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties. We conduct our operations through our 15 full-service banking offices, and two loan centers. Included in our 15 full-service banking offices are six Wal-Mart in-store branch locations. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of residential and commercial real estate loans. Real estate lending activities have been primarily focused on first mortgages on owner occupied, one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of residential and commercial construction and land development loans and home equity loans. While continuing our commitment to residential lending, management expects commercial lending, including commercial real estate, builder finance and commercial business lending, to become increasingly important activities for us. Consistent with this strategy, we appointed Mr. Len E. Williams as


President of Home Federal Bank in September 2006 and to Home Federal Bancorp's board of directors in April 2007. Mr. Williams has extensive experience in business related lending. Before starting his tenure with us, Mr. Williams served as Senior Vice President and Head of Business Banking of Fifth Third Bank and held several management positions with Key Bank, including President of Business Banking from 2003 to 2005. We expect him to succeed Mr. Daniel L. Stevens, Home Federal Bancorp's Chairman, President and Chief Executive Officer, as President and Chief Executive Officer of new Home Federal Bancorp, and to become Chief Executive Officer of Home Federal Bank in October 2008. See "- Lending Activities."

At September 30, 2007, we had total assets of $710.0 million, deposit accounts of $404.6 million and equity of $112.6 million.

Operating Lines

The following reflects our management structure and responsibilities of each of our operating lines before and after the conversion:

Daniel L. Stevens Chairman of the Board, President and Chief Executive Officer of Home Federal Bancorp Chairman of the Board and Chief Executive Officer of Home Federal Bank

Len E. Williams President and Director of Home Federal Bank Director of Home Federal Bancorp

Steven D. Emerson Executive Vice President/ Commercial Banking - Commercial real estate loans - Multi-family loans - Construction and land development loans - Credit administration	Lynn A. Sander Executive Vice President/ Consumer Banking - Residential real estate loans - Branch administration - Deposits - Consumer loans

Market Area

We serve the Boise, Idaho and surrounding metropolitan area known as the Treasure Valley region of southwestern Idaho, which includes Ada, Canyon, Elmore and Gem counties, through our 15 full-service banking offices, two loan centers, 16 automated teller machines and Internet banking services. Included in our 15 full-service banking offices are six Wal-Mart in-store branch locations. For more information, see "Item 2. Properties."

Home Federal Bank maintains its largest branch presence in Ada County with eight locations, followed by Canyon County with five offices, including Home Federals Bank's corporate headquarters in Nampa. As of June 30, 2007,


we had a 5.26% market share of the FDIC-insured deposits in these two counties, ranking us sixth among all insured depository institutions in these counties. The two remaining branches are located in Elmore and Gem counties.

The local economy is primarily urban with the City of Boise, the state capital of Idaho, being the most populous of the markets that we serve, followed by Nampa, the state's second largest city. Nearly 40% of the state's population lives and works in the four counties of Ada, Canyon, Elmore and Gem that are served by Home Federal Bank. Of the four counties, Ada County has the largest population with approximately 371,000 residents, a median household income of $62,235 and per capita income of $30,892, followed by Canyon County, which has a population of approximately 180,000 residents, a median household income of $46,117 and per capita income of $19,849. Population growth in Ada and Canyon counties in recent years has been stronger with increases of 3.0% and 4.6%, respectively, compared to state and national growth rates of 2.3% and 1.2%, respectively. Household incomes in Ada and Canyon counties have experienced increases of 4.4% and 3.7%, respectively, in recent years that are equal to, or better than, the increases of 3.7% and 3.4%, respectively, at the state and national levels.

The counties of Elmore and Gem, are more rural and less populated than Ada and Canyon counties. Elmore county has a population of approximately 30,270 residents, a median household income of $43,808 and per capita income of $18,823. Gem County has a population of approximately 17,190 residents, a median household income of $42,707and per capita income of $19,069. The population growth in Elmore County in recent years remained below the population growth rate for Idaho as well as the national growth rate. Gem County, however, has experienced a modest increase in population during this same period, although remaining below the growth rates at the state and national levels.

The regional economy is well diversified with government, healthcare, manufacturing, high technology, call centers and construction providing sources of employment. In addition, agriculture and related industries continue to be key components of the economy in southwestern Idaho. Generally, sources of employment are concentrated in Ada and Canyon counties and include the headquarters of Micron Technology, J.R. Simplot Company and Boise Cascade, LLC. Other major employers include Hewlett-Packard, Supervalu, two regional medical centers and Idaho state government agencies. The City of Boise is also home to Boise State University, the state's largest and fastest growing university. The unemployment rate for the month of September 2007 in the State of Idaho was 2.3%, compared to the U.S. unemployment rate of 4.7%, and the unemployment rates for Ada, Canyon, Elmore and Gem Counties were 2.2%, 2.5%, 3.3% and 2.3%, respectively. The higher unemployment rate in Elmore County reflects an area that has a small employment base and experiences only modest rates of job growth. In addition, Elmore County employment is generally influenced by Mountain Home Air Force Base and the services needed to support this facility.

Lending Activities

General. Historically, our principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. We also originate consumer loans, with an emphasis on home equity loans and lines of credit. Since 1997, we have been offering commercial real estate loans and to a lesser extent, multi-family loans, primarily in the Treasure Valley. In addition, we intend to aggressively offer commercial and industrial loans. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral, located in our primary market area. As of September 30, 2007, the net loan portfolio totaled $480.1 million and represented 67.6% of our total assets. As of September 30, 2007, our total loan portfolio was comprised of 55.8% single-family home loans, 8.9% home equity loans and lines of credit, 32.2% commercial real estate loans, 1.8% multi-family real estate loans, 0.6% commercial business loans, 0.4% secured consumer loans and 0.3% unsecured consumer loans.

At September 30, 2007, the maximum amount that we could have loaned to any one borrower and the borrower's related entities under applicable regulations was $14.5 million. Our internal policy limits loans to one borrower and the borrower's related entities to 80% of the regulatory limit, or $11.6 million. At September 30, 2007, the Company had no borrowing relationship with outstanding balances in excess of this amount.

Our largest single borrower relationship at September 30, 2007 was six commercial real estate loans for $5.4 million in the aggregate made to a family partnership and secured by buildings housing a restaurant, office and retail space, a childcare facility and RV storage. The second largest lending relationship was five commercial real estate loans and one single-family residential loan totaling $5.1 million. One of the loans was made to a limited liability


corporation secured by a retail center with multiple tenants. Four of the loans were made to the family partnership for office buildings. The residential loan was made to an individual. Our third largest single borrower relationship was a commercial real estate loan for $4.2 million made to a corporation. The fourth largest lending relationship was four commercial real estate loans for $4.0 million made to a limited liability corporation. One of the loans is for a gas station and convenience store and three loans are for a retail centers with multiple tenants. The fifth largest lending relationship was three commercial real estate loans secured by office buildings and a home equity line of credit totaling $3.9 million made to a limited liability company. All of these loans, including those made to corporations, have personal guarantees in place as an additional source of repayment. All of the properties securing these loans are in our primary market area. These loans were performing according to their terms at September 30, 2007.


Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(dollars in thousands)
Real estate:
One- to four-family residential (1)	$249,545	51.55%	$293,640	57.88%	$252,126	58.00%	$242,818	61.27%	$247,309	65.81%
Multi-family residential	6,864	1.42	7,049	1.39	5,454	1.25	6,265	1.58	7,750	2.06
Commercial	133,823	27.64	125,401	24.72	116,432	26.78	93,575	23.61	79,020	21.02
Total real estate	390,232	80.61	426,090	83.99	374,012	86.03	342,658	86.46	334,079	88.89

Real estate construction:
One- to four-family residential	20,545	4.24	23,678	4.67	14,421	3.32	7,207	1.82	5,225	1.39
Multi-family residential	1,770	0.37	--	--	1,427	0.33	834	0.21	352	0.09
Commercial and land development	21,899	4.52	16,344	3.22	7,470	1.72	11,151	2.81	9,128	2.43
Total real estate construction	44,214	9.13	40,022	7.89	23,318	5.37	19,192	4.84	14,705	3.91

Consumer:
Home equity	42,990	8.88	34,143	6.73	28,558	6.57	27,351	6.90	20,640	5.49
Automobile	2,173	0.45	3,245	0.64	4,576	1.05	3,838	0.97	1,939	0.52
Other consumer	1,405	0.29	1,300	0.26	1,530	0.35	1,949	0.49	2,827	0.75
Total consumer	46,568	9.62	38,688	7.63	34,664	7.97	33,138	8.36	25,406	6.76

Commercial business	3,122	0.64	2,480	0.49	2,759	0.63	1,363	0.34	1,662	0.44
	484,136	100.00%	507,280	100.00%	434,753	100.00%	396,351	100.00%	375,852	100.00%
Less:
Deferred loan fees	1,030		1,241		927		1,080		1,370
Allowance for loan losses	2,988		2,974		2,882		2,637		1,853
Loans receivable, net	$480,118		$503,065		$430,944		$392,634		$372,629

________
(1)    Does not include loans held for sale of $4.9 million, $4.1 million, $5.5 million, $3.6 million, and $5.1 million at September 30, 2007, 2006, 2005, 2004 and 2003, respectively.


The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate loans at the dates indicated.

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(dollars in thousands)
FIXED RATE LOANS
Real estate:
One- to four-family residential	$159,099	32.87%	$188,102	37.08%	$199,352	45.86%	$193,241	48.76%	$198,882	52.91%
Multi-family residential	1,993	0.41	2,055	0.41	2,119	0.48	2,136	0.54	2,137	0.57
Commercial	21,345	4.41	19,236	3.79	16,303	3.74	12,428	3.13	8,461	2.25
Total real estate	182,437	37.69	209,393	41.28	217,774	50.08	207,805	52.43	209,480	55.73

Real estate construction:
One- to four-family residential	1,488	0.31	16,797	3.31	3,391	0.78	2,778	0.70	4,909	1.31
Multi-family residential	--	--	--	--	--	--	--	--	--	--
Commercial and land development	5,102	1.05	5,967	1.18	1,838	0.42	312	0.08	2,478	0.66
Total real estate construction	6,590	1.36	22,764	4.49	5,229	1.20	3,090	0.78	7,387	1.97

Consumer:
Home equity	14,860	3.07	9,723	1.92	4,903	1.13	4,393	1.11	2,906	0.77
Automobile	2,173	0.45	3,245	0.64	4,576	1.05	3,838	0.97	1,939	0.52
Other consumer	1,405	0.29	1,300	0.26	1,530	0.35	1,949	0.49	2,827	0.75
Total consumer	18,438	3.81	14,268	2.82	11,009	2.53	10,180	2.57	7,672	2.04

Commercial business	1,073	0.22	622	0.12	1,091	0.25	642	0.16	775	0.21
Total fixed rate loans	208,538	43.08	247,047	48.71	235,103	54.06	221,717	55.94	225,314	59.95

			(table continues on following page)


	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
ADJUSTABLE RATE LOANS			(dollars in thousands)
Real estate
One- to four-family residential	90,446	18.68	105,538	20.80	52,774	12.14	49,577	12.51	48,427	12.89
Multi-family residential	4,871	1.01	4,994	0.98	3,335	0.77	4,129	1.04	5,613	1.49
Commercial	112,478	23.23	106,165	20.93	100,129	23.04	81,147	20.48	70,559	18.77
Total real estate	207,795	42.92	216,697	42.71	156,238	35.95	134,853	34.03	124,599	33.15

Real estate construction:
One- to four-family residential	19,057	3.93	6,881	1.36	11,030	2.54	4,429	1.12	316	0.08
Multi-family residential	1,770	0.37	--	--	1,427	0.33	834	0.21	352	0.09
Commercial and land development	16,797	3.47	10,377	2.04	5,632	1.30	10,839	2.73	6,650	1.77
Total real estate construction	37,624	7.77	17,258	3.40	18,089	4.17	16,102	4.06	7,318	1.94

Consumer:
Home equity	28,130	5.81	24,420	4.81	23,655	5.44	22,958	5.79	17,734	4.72
Automobile	--	--	--	--	--	--	--	--	--	--
Other consumer	--	--	--	--	--	--	--	--	--	--
Total consumer	28,130	5.81	24,420	4.81	23,655	5.44	22,958	5.79	17,734	4.72

Commercial business	2,049	0.42	1,858	0.37	1,668	0.38	721	0.18	887	0.24
Total adjustable rate loans	275,598	56.92	260,233	51.29	199,650	45.94	174,634	44.06	150,538	40.05

Total loans	484,136	100.00%	507,280	100.00%	434,753	100.00%	396,351	100.00%	375,852	100.00%
Less:
Deferred loan fees	1,030		1,241		927		1,080		1,370
Allowance for loan losses	2,988		2,974		2,882		2,637		1,853
Loans receivable, net	$480,118		$503,065		$430,944		$392,634		$372,629


One- to Four-Family Residential Real Estate Lending. As of September 30, 2007, $249.5 million, or 51.6%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences. We originate both fixed rate loans and adjustable rate loans in our residential lending program. Generally, 30 year fixed rate loans are originated to meet the requirements of Fannie Mae and Freddie Mac for sale in the secondary market. We do from time to time, however, retain a portion of the fixed rate loans that we originate, particularly loans with maturities of 20 years or less, in our loan portfolio to meet asset and liability management objectives. At September 30, 2007, $159.1 million, or 63.8%, of our permanent one- to four-family loan portfolio consisted of fixed rate loans.

We also offer adjustable rate mortgage loans at rates and terms competitive with market conditions. Presently, most of the adjustable rate mortgage loans are originated for the purpose of selling them in the secondary market. We offer several adjustable rate mortgage products that adjust annually after an initial period ranging from one to ten years. Contractual annual adjustments are generally limited to increases or decreases of no more than two percent, subject to a maximum increase of no more than six percent from the rate offered at the time of origination. The adjustable rate mortgage loans held in our portfolio do not permit negative amortization of principal and generally carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2007, we had $90.4 million, or 36.2%, of our permanent one- to four-family mortgage loans in adjustable rate loans.

Adjustable rate mortgage loans in our loan portfolio helps us reduce our exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the borrower as a result of increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because adjustable rate mortgage loans may be offered at initial rates of interest below the rates that would apply were the adjustment index used for pricing initially, these loans may be subject to increased risks of default or delinquency. Another consideration is that although adjustable rate mortgage loans allow us to decrease the sensitivity of our asset base as a result of changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, there is no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in our cost of funds, particularly in today's interest rate environment.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Generally, we lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. In situations where we grant a loan with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure to 80% or less. We also offer combination first and second mortgage loans which do not require private mortgage insurance, however these loans are generally sold to the secondary market. Properties securing our one- to four-family loans are generally appraised by independent fee appraisers that have been approved by us. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

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

At September 30, 2007, $33.8 million, or 13.5%, of our one- to four-family residential mortgages consisted of loans for non-owner occupied properties. This consisted of $5.7 million of loans on second homes and $28.1 million of loans for investment. Loans secured by one to two units are generally made with loan-to-value ratios of up to 90% and loans secured by three units or more are generally made with loan-to-value ratios of up to 75%.


In an effort to provide financing for moderate income and first-time buyers, we participate in the Idaho Housing and Finance Association's Single Family Mortgage Program. The Idaho Housing and Finance Association is a non-profit organization that provides housing resources to low to moderate-income families through various below market housing programs. The program is designed to meet the needs of qualified borrowers in the low-to moderate-income brackets. The program has established income limits based on family size and sales price limits for both existing and new construction. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property. We sold loans of $11.5 million to the Idaho Housing and Finance Association in the year ended September 30, 2007.

The Idaho Housing and Finance Association has designed two programs to provide down payment and/or closing cost assistance to qualified low-to-moderate income borrowers in Idaho. The assistance consists of grant programs and a second mortgage for a maximum combined loan-to-value (CLTV) of 102%. The grant program is open to first time homebuyers whose total household income is equal to or less than eighty percent (80%) of the Area Median Income based on the property location and the total number of household members. The subsidy assistance can range up to a maximum of $10,000, based on need.

Real Estate Construction. We have been an active originator of real estate construction loans in our market area for many years. At September 30, 2007, our construction and land development loans amounted to $44.2 million, or 9.1%, of the total loan portfolio.

The following table shows the composition of the construction loan portfolio at the dates indicated:

	At September 30,
	2007	2006
	(in thousands)
One- to four-family residential:
Speculative	$15,672	$15,646
Permanent	347	5,903
Custom	4,526	2,129

Multi-family residential	1,770	--

Commercial real estate:
Construction	13,691	6,402
Land development loans	8,208	9,942
Total construction and land development	$44,214	$40,022

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

During the year ended September 30, 2007, we originated $29.2 million of short-term builder construction loans to fund the construction of one- to four-family residential properties. Most loans are written with maturities of one year, have interest rates that are tied to the prime rate plus a margin, and are subject to monthly rate adjustments tied to the movement of the prime rate. All builder/borrowers are underwritten to the same standards as other commercial loan credits, requiring minimum debt service coverage ratios and established cash reserves to carry projects through construction completion and sale of the project. The maximum loan-to-value ratio on both pre-sold


and speculative projects is 80%. There were no default or foreclosure actions involving builder construction loans during the year ended September 30, 2007, with all loans performing according to their terms. There was one foreclosure action involving builder construction loans during the year ended September 30, 2007.

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $150,000 to $300,000. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders and builders in our primary market areas. The maximum loan-to-value limit applicable to these loans is generally up to 80% of the appraised market value upon completion of the project. We generally do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. Maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 36 months for residential subdivision development loans. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate and during the term of construction, the accumulated interest is added to the principal of the loan through an interest reserve. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. At September 30, 2007, our largest subdivision development loan had a commitment for $1.2 million and an outstanding principal balance of $1.2 million. This loan was secured by a first mortgage lien and was performing according to its original terms at September 30, 2007. At September 30, 2007, the average outstanding principal balance of subdivision loans to contractors and developers was $590,000.

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

Our construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or


lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Further, our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in Ada, Canyon, Elmore and Gem counties, Idaho. If we lost our relationship with one or more of our larger borrowers building in these counties or there is a decline in the demand for new housing in these counties, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At September 30, 2007, no construction loans were delinquent in excess of 90 days. Two construction loans were held in nonaccrual status on September 30, 2007. These loans had a combined balance of $436,000. Four construction loans were charged off during the year ended September 30, 2007. These loans were all to related parties and the total amount charged off was $91,000. Two builder finance loans to a different related party were restructured in the year ended September 30, 2007 with accompanying charge-offs totaling approximately $13,000. For the years ended September 30, 2006 and 2005, no construction loans were charged off.

Commercial and Multi-Family Real Estate Lending. As of September 30, 2007, $6.9 million, or 1.4%, and $133.8 million, or 27.6%, of our total loan portfolio was secured by multi-family and commercial real estate property, respectively. These loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolio was $609,000 as of September 30, 2007. We target individual multi-family and commercial real estate loans to small- and mid-size owner occupants and investors between $500,000 and $2.0 million; however, we can by policy originate loans to one borrower up to 80% of our regulatory limit. As of September 30, 2007, the maximum we could lend to any one borrower based on this limit was $11.6 million. The largest multi-family loan as of September 30, 2007 was a 44-unit residential apartment complex with an outstanding principal balance of $1.6 million located in Canyon County. This loan is performing according to its terms as of September 30, 2007.

We offer both fixed and adjustable rate loans on multi-family and commercial real estate loans. Loans originated on a fixed rate basis generally are originated at fixed terms up to ten years, with amortization terms up to 25 years. As of September 30, 2007, we had $2.0 million in fixed rate multi-family residential loans and $21.3 million in fixed rate commercial real estate loans.

Commercial and multi-family real estate loans are originated with rates that generally adjust after an initial period ranging from three to ten years. Adjustable rate multi-family residential and commercial real estate loans are generally priced utilizing the applicable Federal Home Loan Bank Term Borrowing Rate plus an acceptable margin. These loans are generally amortized for up to 25 years with prepayment penalty structures applied for each rate lock period. As of September 30, 2007, we had $4.9 million in adjustable rate multi-family residential loans and $112.5 million in adjustable rate commercial real estate loans. The maximum loan-to-value ratio for commercial and multi-family real estate loans is generally 80% on purchases and refinances. We require appraisals of all properties securing commercial and multi-family real estate loans. Appraisals are performed by independent appraisers designated by us or by our staff appraiser. We require our commercial and multi-family real estate loan borrowers with outstanding balances in excess of $500,000 to submit annual financial statements and rent rolls on the subject property. We also inspect the subject property at least every three to five years if the loan balance exceeds $250,000. We generally require a minimum pro forma debt coverage ratio of 1.2 times for loans secured by commercial and multi-family properties.


We originate commercial real estate loans, including loans secured by hotels, office space, office/warehouse, retail strip centers, recreational vehicle dealerships, mini-storage facilities, medical and professional buildings, retail sites and churches located in our Idaho market area. Commercial real estate loans totaled $133.8 million, or 27.6%, of our total loan portfolio as of September 30, 2007.

Our Senior Management Loan Committee, which presently consists of the President, the Chief Executive Officer, the Executive Vice President/Commercial Banking and the Senior Vice President/Chief Credit Officer is authorized to approve loans to one borrower or a group of related borrowers of up to $7.0 million in the aggregate, with no single loan over $3.5 million with concurrence of three of the committee members. Individual committee members are authorized to approve single loans up to $750,000 with aggregate borrowing of $1.5 million.

Consumer Lending. We offer a variety of consumer loans to our customers, including home equity loans and lines of credit, savings account loans, automobile loans, recreational vehicle loans and personal unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans. The maximum term we offer on automobile loans is 72 months and is applicable to new and one year old cars and light trucks. In addition, we offer loan terms of up to 120 months on motor homes, and qualifying travel trailers and boats. All automobile loans are risk priced based on the percentage of cost, or established value, being financed. Consumer loans are made with both fixed and variable interest rates and with varying terms. At September 30, 2007, consumer loans amounted to $46.6 million, or 9.6%, of the total loan portfolio.

At September 30, 2007, the largest component of the consumer loan portfolio consisted of home equity loans and lines of credit, which totaled $43.0 million, or 8.9%, of the total loan portfolio. Home equity loans are made for, among other purposes, the improvement of residential properties, debt consolidation and education expenses. The majority of these loans are secured by a first or second mortgage on residential property. The maximum loan-to-value ratio is 89.9% or less, when taking into account both the balance of the home equity loan and the first mortgage loan. Home equity lines of credit allow for a ten-year draw period, plus an additional ten year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity loans and lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. Nevertheless, home equity loans and lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold. In addition, we do not have private mortgage insurance coverage for these loans. At September 30, 2007, there were $100,000 of consumer loans in nonaccrual status. During the years ended September 30, 2007 and 2006, we charged off $36,000 and $39,000, respectively, in consumer loans.

Commercial Business Lending. As part of our strategic plan, we are focusing on increasing the commercial business loans that we originate, including lines of credit, term loans and letters of credit. These loans are typically secured by collateral and are used for general business purposes, including working capital financing, equipment financing, capital investment and general investment. Loan terms vary from one to seven years. The interest rates on such loans are generally floating rates indexed to the Wall Street Journal Prime Rate plus a margin.

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses that operate in our market area. At September 30, 2007, commercial business loans totaled $3.1 million, or 0.6%, of our loan portfolio. Our commercial business lending policy includes credit file documentation and analysis of the borrower's background,


capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2007 regarding the dollar amount of loans maturing or repricing in our portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	Beyond 10 Years	Total
		(in thousands)
Real estate:
One- to four-family residential	$10,992	$21,056	$51,007	$31,491	$134,999	$249,545
Multi-family residential	1,167	424	2,816	464	1,993	6,864
Commercial	9,992	31,929	53,338	36,896	1,668	133,823
Total real estate	22,151	53,409	107,161	68,851	138,660	390,232

Real estate construction:
One- to four-family residential	20,198	--	--	--	347	20,545
Multi-family residential	920	--	--	850	--	1,770
Commercial and land development	9,267	3,254	847	8,531	--	21,899
Total real estate construction	30,385	3,254	847	9,381	347	44,214

Consumer:
Home equity	28,332	68	164	767	13,659	42,990
Automobile	25	895	994	232	27	2,173
Other consumer	1,035	341	29	--	--	1,405
Total consumer	29,392	1,304	1,187	999	13,686	46,568

Commercial business	2,074	591	267	190	--	3,122

Total loans receivable	$84,002	$58,558	$109,462	$79,421	$152,693	$484,136


The following table sets forth the dollar amount of all loans due more than one year after September 30, 2007, which have fixed interest rates and have floating or adjustable interest rates.

	Floating or Adjustable Rate	Fixed Rates	Total
	(in thousands)
Real estate:
One- to four-family residential	$ 79,485	$159,068	$238,553
Multi-family residential	3,704	1,993	5,697
Commercial	103,353	20,478	123,831
Total real estate	186,542	181,539	368,081

Real estate construction:
One- to four-family residential	--	347	347
Multi-family residential	850	--	850
Commercial and land development	9,206	3,426	12,632
Total real estate construction	10,056	3,773	13,829

Consumer:
Home equity	--	14,658	14,658
Automobile	--	2,148	2,148
Other consumer	--	370	370
Total consumer	--	17,176	17,176

Commercial business	--	1,048	1,048

Total loans receivable	$196,598	$203,536	$400,134

Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family real estate and commercial loans, and referrals from builders and realtors. As part of our commercial banking strategy, we are focusing our efforts in increasing the amount of our direct originations of commercial and multi-family real estate loans, construction loans to builders and commercial business loans. Residential real estate loans are solicited through media advertising, direct mail to existing customers and by realtor referrals. Loan originations are further supported by lending services offered through our internet website, advertising, cross-selling and through our employees' community service.

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

Loan Originations, Servicing, Purchases and Sales. During the year ended September 30, 2007, our total loan originations were $224.6 million.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community


Reinvestment Act. We utilize the Freddie Mac Loan Prospector and Fannie Mae Desktop Underwriter automated loan systems to underwrite the majority of our residential first mortgage loans (excluding community development loans). The remaining loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We actively sell residential first mortgage loans to the secondary market. The majority of all residential mortgages are sold to the secondary market at the time of origination. During the year ended September 30, 2007, we sold $96.4 million to the secondary market. This number included $4.4 million in loans originated in prior years. The remaining $92.0 million of loans represents 95.4% of total current year one- to four-family residential loan originations. Our primary secondary market relationships have been with Freddie Mac, Fannie Mae and major correspondent banks. In the past, we generally retained the servicing on the majority of loans sold into the secondary market. Recently, the majority of loans have been sold into the secondary market with servicing released. Loans are generally sold on a non-recourse basis. As of September 30, 2007, our residential loan servicing portfolio was $190.0 million.

Multi-family and commercial real estate loans are underwritten by designated lending staff or our Management Loan Committee depending on the size of the loan and are serviced by the commercial loan department.


The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2007	2006	2005
	(in thousands)
Loans originated:
Real estate:
One- to four-family residential (1)	$ 96,254	$124,670	$111,652
Multi-family residential	2,000	345	47
Commercial	23,598	26,152	32,033
Total real estate	121,852	151,167	143,732

Real estate construction:
One- to four-family residential	41,529	58,233	44,125
Multi-family residential	1,770	9	593
Commercial and land development	18,266	19,623	23,805
Total real estate construction	61,565	77,865	68,523

Consumer:
Home equity	32,136	33,454	12,745
Automobile	654	667	2,500
Other consumer	3,264	2,876	1,763
Total consumer	36,054	36,997	17,008

Commercial business	5,159	5,164	2,501

Total loans originated	224,630	271,193	231,764

Loans purchased:
One- to four-family residential	--	38,782	--

Loans Sold:
One- to four-family residential	(96,370)	(81,575)	(57,597)
Participation loans	--	--	(1,377)
Total loans sold	(96,370)	(81,575)	(58,974)

Principal repayments	(149,714)	(157,581)	(131,638)
Transfer to real estate owned	(857)	--	(777)
Increase (decrease) in other items (net)	149	(128)	(92)

Net increase (decrease) in loans receivable and loans held for sale	$(22,162)	$ 70,691	$ 40,283

________
(1)     Includes originations of loans held for sale of $92.0 million, $80.1 million, and $60.9 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate related products. Loan fees generally represent a percentage of the principal amount of the loan, and are paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.0 million of net deferred loan fees and costs as of September 30, 2007.

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

We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly principal and interest amount. The borrower is given a 10 to 15-day grace period to make the loan payment depending on loan type. When a borrower fails to make a required payment when it is due, we institute collection procedures. The first notice is mailed to the borrower on the day following the expiration of the grace period requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continual follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt and a mutually satisfactory arrangement for curing the default.

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


The following table shows our delinquent loans by the type of loan and number of days delinquent as of September 30, 2007:

	Loans Delinquent For:				Total
	60-89 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans	Number of Loans	Principal Balance Loans
Real estate:	(dollars in thousands)
One- to four-family residential	2	$ 145	2	$370	4	$ 515
Multi-family residential	--	--	--	--	--	--
Commercial	1	113	2	294	3	407
Total real estate	3	258	4	664	7	922

Real estate construction:
One- to four-family residential	2	665	--	--	2	665
Multi-family residential	--	--	--	--	--	--
Commercial and land development	--	--	--	--	--	--
Total real estate construction	2	665	--	--	2	665

Consumer:
Home equity	3	129	2	100	5	229
Automobile	--	--	--	--	--	--
Other consumer	2	6	--	--	2	6
Total consumer	5	135	2	100	7	235

Commercial business	--	--	--	--	--	--

Total	10	$1,058	6	$764	16	$1,822

When a loan becomes 90 days delinquent, we place the loan on nonaccrual status; accordingly, we have no accruing loans that are contractually past due 90 days or more. As of September 30, 2007, nonaccrual loans as a percentage of total loans was 0.32%, and as a percentage of total assets it was 0.22%.


Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated. During the periods presented, there were no accruing loans that were contractually past due 90 days or more.

	At September 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate:
One- to four-family residential	$ 588	$358	$ 388	$ --	$ 69
Multi-family residential	--	--	--	--	--
Commercial	407	--	--	560	--
Total real estate	995	358	388	560	69

Real estate construction:
One- to four-family residential	436	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	436	--	--	--	--

Consumer:
Home equity	100	30	79	30	41
Automobile	--	--	5	7	9
Other consumer	--	--	6	13	14
Total consumer	100	30	90	50	64

Commercial business	--	--	--	--	--
Total loans	1,531	388	478	610	133
Accruing loans which are contractually past due 90 days or more	--	--	--	--	--
Total of nonaccrual and 90 days past due loans	1,531	388	478	610	133

Repossessed assets	--	--	--	--	--

Real estate owned	549	--	534	113	--
Total nonperforming assets	$2,080	$388	$1,012	$723	$133

Restructured loans	$ 35	$ 11	$ 322	$ --	$ --

Allowance for loan loss on nonperforming loans	66	--	7	92	9

Classified assets included in nonperforming assets	1,666	388	1,000	704	133

Allowance for loan loss on classified assets	191	46	64	225	9

Nonaccrual and accruing loans 90 days or more past due as a percentage of loans receivable	0.32%	0.08%	0.11%	0.16%	0.04%

Nonaccrual and accruing loans 90 days or more past due as a percentage of total assets	0.22%	0.05%	0.07%	0.08%	0.03%

Nonperforming assets as a percentage of total assets	0.29%	0.05%	0.15%	0.10%	0.03%

Loans receivable, net	$408,118	$503,065	$430,944	$392,634	$372,629

Nonaccrued interest (1)	$36	$11	$5	$12	$1

Total assets	$709,954	$761,292	$689,577	$743,867	$450,196

________
(1)     If interest on the loans classified as nonaccrual had been accrued, interest income in these amounts would have been recorded on nonaccrual loans.


Real Estate Owned and Other Repossessed Assets. Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs. Other repossessed collateral, including autos, are also recorded at the lower of cost (i.e., the unpaid principal balance plus repossession costs) or fair market value. As of September 30, 2007, we had $549,000 in real estate owned.

Restructured Loans. According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of September 30, 2007, we had two restructured loans with an aggregate balance of $35,000.

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

In connection with the filing of periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, as of September 30, 2007, we had classified assets of $4.5 million. The total amount classified represented 4.0% of equity capital and 0.6% of total assets as of September 30, 2007.

The aggregate amounts of classified assets at the dates indicated were as follows:

	At September 30,
	2007	2006
	(in thousands)
Classified assets:
Loss	$ --	$ --
Doubtful	10	10
Substandard	4,521	911
Total	$4,531	$921

Classified assets included in nonperforming loans	$1,666	$388
Allowance for loan loss on classified assets	191	46


Classified assets increased $3.6 million to $4.5 million at September 30, 2007, from $921,000 at September 30, 2006. The increase in classified assets was due to an increase in delinquent and/or troubled loans among all major loan types. As of September 30, 2007, there were three impaired loans included in classified assets.

Potential Problem Loans. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. As of September 30, 2007, the aggregate amount of potential problem loans was $4.2 million.


The following table summarizes the distribution of the allowance for loan losses by loan category.

	At September 30,
	2007			2006			2005			2004			2003
	(dollars in thousands)
	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans	Loan Balance	Amount by Loan Category	Percent of Loans in Loan Category to Total Loans
Real estate:
One- to four-family residential	$249,545	$ 840	51.55%	$293,640	$ 873	57.88%	$252,126	$ 784	58.00%	$242,818	$ 704	61.27%	$247,309	$ 635	65.81%
Multi-family residential	6,864	60	1.42	7,049	61	1.39	5,454	61	1.25	6,265	75	1.58	7,750	20	2.06
Commercial	133,823	1,205	27.64	125,401	1,087	24.72	116,432	1,297	26.78	93,575	1,281	23.61	79,020	697	21.02
Total real estate	390,232	2,105	80.61	426,090	2,021	83.99	374,012	2,142	86.03	342,658	2,060	86.46	334,079	1,352	88.89

Real estate construction:
One- to four-family residential	20,545	188	4.24	23,678	290	4.67	14,421	241	3.32	7,207	69	1.82	5,225	13	1.39
Multi-family residential	1,770	23	0.37	--	--	--	1,427	18	0.33	834	11	0.21	352	1	0.09
Commercial and land development	21,899	245	4.52	16,344	294	3.22	7,470	132	1.72	11,151	148	2.81	9,128	70	2.43
Total real estate	44,214	455	9.13	40,022	584	7.89	23,318	391	5.37	19,192	228	4.84	14,705	84	3.91

Consumer:
Home equity	42,990	311	8.88	34,143	243	6.73	28,558	192	6.57	27,351	204	6.90	20,640	99	5.49
Automotive	2,173	35	0.45	3,245	58	0.64	4,576	79	1.05	3,838	79	0.97	1,939	40	0.52
Other consumer	1,405	37	0.29	1,300	32	0.26	1,530	39	0.35	1,949	45	0.49	2,827	244	0.75
Total consumer	46,568	383	9.62	38,688	333	7.63	34,664	310	7.97	33,138	328	8.36	25,406	383	6.76

Commercial business	3,122	45	0.64	2,480	36	0.49	2,759	39	0.63	1,363	21	0.34	1,662	34	0.44

Total loans	$484,136	$2,988	100.00%	$507,280	$2,974	100.00%	$434,753	$2,882	100.00%	$396,351	$2,637	100.00%	$375,852	$1,853	100.00%


The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Allowance at beginning of period	$2,974	$2,882	$2,637	$1,853	$1,385
Provisions for loan losses	409	138	456	900	615
Transfer to unfunded commitments	(192)	--	--	--	--

Recoveries:
Real estate:
One- to four-family residential	--	--	--	1	--
Multi-family residential	--	--	--	--	--
Commercial	--	--	2	--	--
Total real estate	--	--	2	1	--

Real estate construction:
One- to four-family residential	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	--	--	--	--	--

Consumer:
Home equity	--	--	12	--	--
Automobile	4	12	--	12	--
Other consumer	12	12	9	7	7
Total consumer	16	24	21	19	7

Commercial business	--	--	--	--	--
Total recoveries	16	24	23	20	7

Charge-offs:
Real estate:
One- to four-family residential	73	--	--	60	7
Multi-family residential	--	--	--	--	--
Commercial	--	--	56	--	--
Total real estate	73	--	56	60	7

Real estate construction:
One- to four-family residential	91	--	--	--	--
Multi-family residential	--	--	--	--	--
Commercial and land development	--	--	--	--	--
Total real estate construction	91	--	--	--	--

Consumer:
Home equity	--	3	19	--	37
Automobile	--	3	22	23	40
Other consumer	36	33	51	53	70
Total consumer	36	39	92	76	147

(table continues on the following page)


	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial business	19	31	86	--	--
Total charge-offs	219	70	234	136	154
Net charge-offs	203	46	211	116	147
Balance at end of period	$2,988	$2,974	$2,882	$2,637	$1,853

Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.62%	0.59%	0.67%	0.67%	0.49%

Net charge-offs as a percentage of average loans outstanding during the period	0.04%	0.01%	0.05%	0.03%	0.04%

Allowance for loan losses as a percentage of nonaccrual and 90 days or more past due loans at end of period	195.17%	766.49%	602.97%	432.30%	1,393.23%

Our Asset Liability Management Committee reviews the appropriate level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, bank regulatory examination results, seasoning of the loan portfolios and other factors related to the collectibility of the loan portfolio as detailed further under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses." The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Management believes that our allowance for loan losses as of September 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of Home Federal Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	At September 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Provisions for loan losses	$ 409	$ 138	$ 456	$ 900	$ 615
Allowance for loan losses	2,988	2,974	2,882	2,637	1,853
Allowance for loan losses as a percentage of total loans outstanding at the end of the period	0.62%	0.59%	0.67%	0.67%	0.49%

Net charge-offs	$ 203	$ 46	$ 211	$ 116	$ 147
Total of nonaccrual and 90 days past due loans	1,531	388	478	610	133
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable	0.32%	0.08%	0.11%	0.16%	0.04%

Loans receivable, net	$480,118	$503,065	$430,944	$392,634	$372,629

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

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We may purchase mortgage-backed securities to supplement loan originations for portfolio during periods when the Company is not able to originate the desired level of portfolio loans.

At September 30, 2007, our consolidated investment portfolio totaled $171.8 million and consisted principally of mortgage-backed securities and Federal Home Loan Bank or FHLB stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives and management's projections as to the demand for funds to be used in loan originations, deposits and other activities.

Mortgage-Backed Securities. Our mortgage-backed securities had a fair value of $162.3 million and a $166.0 million amortized cost at September 30, 2007. The mortgage-backed securities were primarily comprised of Fannie Mae and Freddie Mac mortgage-backed securities. At September 30, 2007, the portfolio had a weighted-average coupon rate of 4.77% and an estimated weighted-average yield of 4.96%. These securities had an estimated average maturity of 19.2 years and an estimated average life of 4.4 years at September 30, 2007.

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

	At September 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 68,019	$ 66,477	$ --	$ --	$ --	$ --
Freddie Mac	94,484	92,394	--	--	--	--
Non-Agency	3,464	3,387	12,476	12,182	15,105	14,830
Total available for sale	$165,967	$162,258	$ 12,476	$ 12,182	$ 15,105	$ 14,830

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$ --	$ --	$ 65,234	$ 63,452	$ 72,028	$ 71,067
Freddie Mac	--	--	114,505	111,954	105,308	103,985
Non-Agency	--	--	3,540	3,436	3,638	3,561
Total held to maturity	$ --	$ --	$183,279	$178,842	$180,974	$178,613


The table below sets forth information regarding the amortized cost, weighted average yields and maturities or periods to repricing of our investment portfolio at September 30, 2007.

	Amount Due or Repricing within:
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Totals
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 1	5.55%	$ --	--%	$5,972	4.08%	$ 62,046	5.00%	$ 68,019	4.92%
Freddie Mac	90	6.01	239	6.69	613	6.96	93,542	4.97	94,484	4.99
Non-Agency	--	--	--	--	--	--	3,464	4.59	3,464	4.59
Total available for sale	$91	6.00%	$239	6.69%	$6,585	4.35%	$159,052	4.97%	$165,967	4.96%

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

	At September 30, 2007
	Amortized Cost	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities:
Fannie Mae	$ 68,019	$ 66,477
Freddie Mac	94,484	93,394
Total available for sale	$162,503	$158,871

Federal Home Loan Bank Stock. As a member of the FHLB of Seattle, the Bank is required to own its capital stock. The amount of stock the Bank holds is based on percentages specified by the FHLB of Seattle on outstanding advances. The redemption of any excess stock the Bank holds is at the discretion of the FHLB of Seattle. At September 30, 2007, the carrying value of FHLB stock totaled $9.6 million.

Bank-Owned Life Insurance. We purchased bank-owned life insurance policies ("BOLI") to offset future employee benefit costs. At September 30, 2007, we had a $11.2 million investment in life insurance contracts. The purchase of BOLI policies, and its increase in cash surrender value, is classified as "Bank owned life insurance" in the Consolidated Balance Sheets. The income related to the BOLI, which is generated by the increase in the cash surrender value of the policy, is classified in "Increase in cash surrender value of bank owned life insurance" in the Consolidated Statements of Income. The potential death benefits as of September 30, 2007 were $22.7 million.

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

Deposits. With the exception of our Health Savings Accounts, substantially all of our depositors are residents of the State of Idaho. We occasionally supplement our deposits through brokered certificates of deposit and, to a lesser extent, municipal deposits. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates and terms to maturity. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. We offer a number of different deposit programs including our High Performance Checking, All-In-One Checking, Wall Street Select Checking, Money Market Accounts, Health Savings Accounts and Escalator Certificates of Deposit. Our High Performance Checking program is comprised of several different transaction account products with varying minimum balance requirements, number of checks permitted and interest rate options. Our All-In-One Checking product offers a significantly higher rate of interest to customers who agree to maintain an automatic deposit and use their Home Federal debit card a minimum of twelve times per month. Our Wall Street Select Checking and Money Market Account products offer significantly higher rates of interest on larger deposit balances while maintaining the availability of the customer's funds. Our Health Savings Accounts are offered directly or through unaffiliated third parties including insurance agents and third-party benefits administrators to qualified individuals and employers. The program is offered on a nationwide basis and participants in the plan receive a debit card to facilitate account access. Our Escalator Certificate of Deposit has a guaranteed blended rate for its four-year term with fixed rate increases occurring every six months from the date of


the original deposit, and also offers the customer the opportunity to withdraw the entire balance at any six-month anniversary without a pre-payment penalty. In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At September 30, 2007, we had $64.9 million of jumbo ($100,000 or more) certificates of deposit, which are primarily from local customers, representing 16.0% of total deposits at that date.

Deposit Activities. The following table sets forth the total deposit activities of Home Federal Bank for the periods indicated.

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Beginning balance	$430,281	$396,325	$343,087
Net deposits before interest credited	(38,025)	24,203	47,690
Interest credited	12,353	9,753	5,548
Net increase (decrease) in deposits	(25,672)	33,956	53,238
Ending balance	$404,609	$430,281	$396,325

Time Deposits by Rates. The following table sets forth the time deposits in Home Federal Bank classified by rates as of the dates indicated.

	At September 30,
	2007	2006	2005
	(in thousands)

0.00 - 0.99%	$ 374	$ 268	$ 1,803
1.00 - 1.99	5	341	10,286
2.00 - 2.99	2,257	17,924	56,344
3.00 - 3.99	24,012	57,055	89,955
4.00 - 4.99	63,632	75,300	20,437
5.00 - 5.99	123,617	74,728	18,412
6.00 - 6.99	1,294	8,108	228
Total	$215,191	$233,724	$197,465


Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2007.

	Amounts Due
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	After 4 Years	Total
	(in thousands)

0.00 - 0.99%	$ 374	$ --	$ --	$ --	$ --	$ 374
1.00 - 1.99	5	--	--	--	--	5
2.00 - 2.99	2,011	173	13	60	--	2,257
3.00 - 3.99	19,104	4,171	557	148	32	24,012
4.00 - 4.99	40,560	13,181	7,249	2,145	497	63,632
5.00 - 5.99	109,516	7,522	2,557	2,915	1,107	123,617
6.00 - 6.99	1,014	--	199	81	--	1,294

Total	$172,584	$25,047	$10,575	$5,349	$1,636	$215,191

The following table sets forth information concerning our time deposits and other deposits at September 30, 2007.

Weighted Average Interest Rate	Original Term	Category	Amount	Minimum Balance	Percentage of Total Deposits
			(in thousands)

0.64%	N/A	Savings deposits	$ 23,116	10	5.71%
0.63	N/A	Interest-bearing demand deposits	58,485	50	14.45
--	N/A	Noninterest-bearing demand deposits	38,644	50	9.55
3.53	N/A	Money market accounts	45,701	1,000	11.30
1.06	N/A	Health savings accounts	23,472	25	5.80

		Certificates of Deposit
4.92	1-12 months	Fixed term, fixed rate	116,054	500	28.68
4.70	13-24 months	Fixed term, fixed rate	64,967	500	16.06
3.95	25-36 months	Fixed term, fixed rate	11,401	500	2.82
4.76	37-60 months	Fixed term, fixed rate	22,568	500	5.58
4.67	Over 60 months	Fixed term, fixed rate	201	500	0.05
		Total	$404,609		100.00%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2007. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit of $100,000 or More
(in thousands)

Three months or less	$15,608
Over three through six months	21,228
Over six through twelve months	17,756
Over twelve months	10,338
Total	$64,930


Deposit Flow. The following table sets forth the balances of deposits in the various types of accounts offered by Home Federal Bank at the dates indicated.

	At September 30,
	2007			2006			2005
	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)	Amount	Percent Of Total	Increase/ (Decrease)
	(dollars in thousands)

Savings deposits	$ 23,116	5.71%	$ (539)	$ 23,655	5.50%	$ (1,564)	$ 25,219	6.36%	$ (234)
Demand deposits	97,129	24.01	(11,413)	108,542	25.22	(247)	108,789	27.46	23,002
Money market accounts	45,701	11.30	12,278	33,423	7.77	1,902	31,521	7.95	(3,871)
Health savings accounts	23,472	5.80	(7,465)	30,937	7.19	(2,394)	33,331	8.41	1,101
Fixed rate certificates that mature in the year ending: Within 1 year	172,584	42.65	(15,877)	188,461	43.80	81,444	107,017	27.00	38,821
After 1 year, but within 2 years	25,047	6.19	(3,360)	28,407	6.60	(34,295)	62,702	15.82	3,784
After 2 years, but within 5 years	17,365	4.29	768	16,597	3.86	(10,346)	26,943	6.80	(9,472)
After 5 years	195	0.05	(64)	259	0.06	5	254	0.06	191
Other certificates of deposit	--	--	--	--	--	(549)	549	0.14	(84)
Total	$404,609	100.0%	$(25,672)	$430,281	100.0%	$33,956	$396,325	100.0%	$53,238

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

As a member of the FHLB of Seattle, we are required to own its capital stock and are authorized to apply for advances on the security of the stock and certain of our mortgage loans and mortgage-backed securities provided certain creditworthiness standards have been met. Advances are made individually under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. We maintain a committed credit facility with the FHLB of Seattle that provides for immediately available advances up to an aggregate of 40% of the Bank's total assets, or $275.8 million as of September 30, 2007. At September 30, 2007, our outstanding advances from the FHLB of Seattle totaled $180.7 million.


The following table sets forth information regarding our borrowings at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	Year Ended September 30,
	2007	2006	2005
	(dollars in thousands)
Maximum amount of borrowing outstanding at any month end: FHLB advances	$223,000	$214,000	$182,000

Approximate average borrowings outstanding: FHLB advances	202,000	191,000	153,000

Approximate weighted average rate paid on: FHLB advances	4.49%	4.20%	3.87%

	At September 30,
	2007	2006	2005
	(dollars in thousands)

Balance outstanding at end of period: FHLB advances	$180,730	$210,759	$175,932

Weighted average rate at end of period on: FHLB advances	4.55%	4.36%	3.96%

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market. We compete by leveraging our full service delivery capability comprised of convenient branch locations, including six branches located inside Wal-Mart Superstores offering extended banking hours, call center and Internet banking, and consistently delivering high-quality, individualized service to our customers that result in a high level of customer satisfaction. According to data published by the Federal Deposit Insurance Corporation, as of June 30, 2007, we ranked sixth in terms of deposits, among the 21 federally-insured depository institutions in Ada and Canyon counties, our primary market area. Our key competitors are U.S. Bank, Wells Fargo, Washington Mutual, Bank of America, Key Bank, and Bank of the Cascades. These competitors control approximately 67% of the deposit market with $5.0 billion of the $7.5 billion total deposits in Ada and Canyon Counties as of June 30, 2007. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships. We also compete for loans and deposits through our two branch offices in Gem and Elmore Counties.

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

Subsidiaries and Other Activities

Home Federal Bank has one wholly-owned subsidiary, Idaho Home Service Corporation, which was established in 1981 as Home Service Corporation for the purpose of facilitating various business activities. Since 2000, Idaho Home Service Corporation has been inactive.


Personnel

At September 30, 2007, we had 223 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We believe our relationship with our employees is good.

Internet Website

We maintain a website with the address www.homefederal.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations which are applicable to Home Federal Bancorp, new Home Federal Bancorp upon completion of our conversion and Home Federal Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere in this annual report, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

New Home Federal Bancorp like Home Federal Bancorp, will be registered as a savings and loan holding company under the Savings and Loan Holding Company Act and be subject to regulation and supervision by the Office of Thrift Supervision. New Home Federal Bancorp will be required to file annually a report of operations with, and is subject to examination by, the Office of Thrift Supervision. This regulation and oversight is generally intended to ensure that new Home Federal Bancorp limits activities to those allowed by law and that it operate in a safe and sound manner without endangering the financial health of Home Federal Bank.

Regulation and Supervision of Home Federal Bank

General. Home Federal Bank, as a federally chartered savings institution, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Home Federal Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. Home Federal Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Home Federal Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on new Home Federal Bancorp and Home Federal Bank and their operations. New Home Federal Bancorp, like Home Federal Bancorp, will, as a savings and loan holding company, be required to file certain reports with, and be subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Like Home Federal Bancorp, new Home Federal Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. See "- Savings and Loan Holding Company Regulations."

Office of Thrift Supervision. The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Home Federal Bank is required to file periodic reports with the Office


of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Home Federal Bank and new Home Federal Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

In addition, the investment, lending and branching authority of Home Federal Bank also are prescribed by federal laws, which prohibit Home Federal Bank from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Home Federal Bank is in compliance with the noted restrictions.

All savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. Home Federal Bank's Office of Thrift Supervision assessment for the fiscal year ended September 30, 2007 was $163,000.

Home Federal Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2007, Home Federal Bank's lending limit under this restriction was $14.5 million and, at that date, Home Federal Bank's largest single loan to one borrower was $5.4 million, which was performing according to its original terms.

The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Federal Home Loan Bank System. Home Federal Bank is a member of the Federal Home Loan Bank of Seattle, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing. At September 30, 2007, Home Federal Bank had $180.7 million of outstanding advances from the Federal Home Loan Bank of Seattle under an available credit facility of $275.8 million, which is limited to available collateral. See Business - Sources of Funds - Borrowings.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Seattle. At September 30, 2007, Home Federal Bank had $9.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

Under federal law, the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Home Federal Bank's Federal Home Loan Bank stock may result in a corresponding reduction in Home Federal Bank's capital.


Federal Deposit Insurance Corporation. Home Federal Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the insurance fund. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. Home Federal Bank's one-time credit is $239,869. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ended September 30, 2007 averaged 1.14 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Home Federal Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. Management of Home Federal Bank is not aware of any practice, condition or violation that might lead to termination of Home Federal Bank's deposit insurance.

Capital Requirements. The Office of Thrift Supervision's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards,


institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At September 30, 2007, Home Federal Bank met each of these capital requirements.

Prompt Corrective Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." Office of Thrift Supervision regulations also require that a capital restoration plan be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2007, Home Federal Bank was categorized as "well capitalized" under the prompt corrective action regulations of the Office of Thrift Supervision.

Qualified Thrift Lender Test. All savings institutions, including Home Federal Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments.

A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of September 30, 2007, Home Federal Bank maintained 85.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.


Limitations on Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as Home Federal Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Home Federal Bank may pay dividends to new Home Federal Bancorp in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

Activities of Savings Institutions and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that it controls, the savings institution must notify the Federal Deposit Insurance Corporation and the Office of Thrift Supervision 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The Office of Thrift Supervision may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the Federal Deposit Insurance Corporation or the Office of Thrift Supervision has the authority to order the savings institution to divest itself of control of the subsidiary. The Federal Deposit Insurance Corporation also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund. If so, it may require that no member of the Deposit Insurance Fund engage in that activity directly.

Transactions with Affiliates. Home Federal Bank's authority to engage in transactions with "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Home Federal Bancorp and its non-savings institution subsidiaries are affiliates of Home Federal Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Home Federal Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Home Federal Bank may make to insiders based, in part, on Home Federal Bank's capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act. Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation-insured institution has a continuing and affirmative obligation consistent with safe and sound banking


practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of Home Federal Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Home Federal Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Home Federal Bank may be required to devote additional funds for investment and lending in its local community. Home Federal Bank was examined for Community Reinvestment Act compliance and received a rating of outstanding in its latest examination.

Affiliate Transactions. New Home Federal Bancorp and Home Federal Bank are separate and distinct legal entities. Various legal limitations restrict Home Federal Bank from lending or otherwise supplying funds to Home Federal Bancorp, generally limiting any single transaction to 10% of Home Federal Bank's capital and surplus and limiting all such transactions to 20% of Home Federal Bank's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the standard.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including Home Federal Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), modernized the financial services industry by establishing a comprehensive framework to permit affiliations among


commercial banks, insurance companies, securities firms and other financial service providers. Home Federal Bank is subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the GLBA. These regulations require Home Federal Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Since its enactment, Congress has refined certain expiring provisions of the USA Patriot Act.

Regulation and Supervision of New Home Federal Bancorp

General. Home Federal Bancorp, Inc. is a federal mutual holding company subsidiary within the meaning of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

Upon consummation of the reorganization, new Home Federal Bancorp will be subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended. As a result, new Home Federal Bancorp will register with the Office of Thrift Supervision and will be subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. New Home Federal Bancorp will also be required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Home Federal Bank will be subject to certain restrictions in its dealings with new Home Federal Bancorp and affiliates thereof.

New Home Federal Bancorp will be a nondiversified unitary savings and loan holding company within the meaning of federal law. Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Home Federal Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to new Home Federal Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the Office of Thrift Supervision has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners' Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. A savings


bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

  the institution may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is permissible for a national bank;

  the branching powers of the institution are restricted to those of a national bank; and

  payment of dividends by the institution are subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

As of September 30, 2007, Home Federal Bank maintained 85.3% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a mutual holding company context, the mutual holding company and mid-tier holding company of a savings institution (such as Home Federal Bancorp) and any companies which are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners' Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a savings institution, and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution, and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2007, Home Federal Bank was in compliance with these restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person


owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws. Upon completion of the offering, new Home Federal Bancorp's common stock will be registered in the same manner as Home Federal Bancorp's common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We will remain subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. Following completion of the conversion, new Home Federal Bancorp, as a public company, will be subject to the Sarbanes-Oxley Act of 2002 to the same degree as Home Federal Bancorp, Inc. Sarbanes Oxley implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General.

TAXATION

Federal Taxation

General. Home Federal MHC, Home Federal Bancorp, new Home Federal Bancorp and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Home Federal MHC, Home Federal Bancorp or Home Federal Bank. The income tax returns of Home Federal MHC, Home Federal Bancorp and Home Federal Bank have not been audited in the past seven years.

New Home Federal Bancorp anticipates that it will file a consolidated federal income tax return with Home Federal Bank commencing with the first taxable year after completion of the conversion. Accordingly, it is anticipated that any cash distributions made by new Home Federal Bancorp to its stockholders would be considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, new Home Federal Bancorp will report its income and expenses on the accrual method of accounting and use a fiscal year ending on September 30 for filing its federal income tax return.


Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Federal Bank has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At September 30, 2007, Home Federal Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. New Home Federal Bancorp may eliminate from its income dividends received from Home Federal Bank as a wholly-owned subsidiary of new Home Federal Bancorp if it elects to file a consolidated return with Home Federal Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Idaho. New Home Federal Bancorp and Home Federal Bank are subject to the general corporate tax provisions of the State of Idaho. Idaho's state corporate income taxes are generally determined under federal tax law with some modifications. Idaho taxable income is taxed at a rate of 7.6%. These taxes are reduced by certain credits, primarily the Idaho investment tax credit in the case of Home Federal Bank.

Item 1A. Risk Factors

Our business, and an investment in our common stock, involves risks. Summarized below are the risk factors which we believe are material to our business and could negatively affect our operating results, financial condition and the trading value of our common stock. Other risks factors, not currently known to us, or that we currently deem to be immaterial or unlikely, also could adversely affect our business. In assessing the following risk factors, you should also refer to the other information contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Our increased emphasis on commercial lending may expose us to increased lending risks.

Our business strategy is focused on the expansion of commercial real estate, construction and land development and commercial business lending. These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. While economic trends in the Treasure Valley Region of Southwest Idaho have been relatively positive, a decline in real estate values, would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, these loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Further, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans. A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.


Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a significant growth strategy for our business. Our growth initiatives are based upon recruiting experienced personnel to lead such initiatives, and, accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy. In addition, achieving our growth targets requires us to attract customers that currently have banking relationships with other financial institutions in our market, thereby increasing our share of the market. To the extent we expand our lending beyond our current market area, we could incur additional risk related to those new market areas. We cannot assure that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our profitability. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business, profitability and prospects could be harmed. Also, if our growth occurs more slowly than anticipated or declines, our profitability could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We are highly dependent on key individuals and a number of the members of the original senior management team that were in place at the time of our mutual holding company reorganization have either left Home Federal Bank or will be retiring in the next year and as a result there will be a new management team leading us going forward.

Consistent with our policy of focusing on select growth initiatives we are highly dependent on the continued services of a limited number of our executive officers and key management personnel. The loss of services of any of these individuals could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.

The senior management team of Home Federal Bancorp in place at the time of the mutual holding company reorganization had worked together for a number of years and, until recently, virtually all of them had worked for us for five years or more. Daniel L. Stevens who has been our President and Chief Executive Officer since 1995 has announced that he will retire on September 30, 2008 and has begun the transition to his retirement, including working with his replacement, Len E. Williams. Roger D. Eisenbarth who was our Senior Vice President and Chief Lending Officer since 1993 retired on October 15, 2007. Karen Wardwell who had been a Senior Vice President in Operations and Technology left in June 2007 and T. Blake Burgess our Corporate Secretary and Director of Accounting left in August 2007. On November 15, 2007, we announced that Lynn Sander, who has been our Executive Vice President of Consumer Banking, would transition from her current position to a new role as our Vice President and Community Relations/Development Manager. The transition period is anticipated to last through December 2007. Concurrently, we announced the hiring of Steven K. Eyre as our Executive Vice President of Consumer Banking. In addition, we are currently interviewing potential candidates for the chief financial officer position. Once this individual is hired, Robert A. Schoelkoph, our current Chief Financial Officer, will continue to serve as Treasurer and Secretary of Home Federal Bancorp and Home Federal Bank.

We believe we have in place qualified individuals to replace these individuals and have provided for an orderly transition. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability. Moreover, our anticipated growth is expected to place increased demands on our human resources and will require the recruitment of additional middle management personnel. The competition to hire experienced banking professionals is also intense. If we are unable to attract qualified banking professionals, our expansion plans could be delayed or curtailed and our business, financial condition, and profitability may be adversely affected.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits


and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve Board has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%. On September 18, 2007 and October 31, 2007, the U.S. Federal Reserve Board reduced the federal fund rate 0.25% to the current rate of 4.50%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans such as one- to four-family residential mortgages) have not reacted to the same degree. This "flattening" of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. In a declining rate environment, we may be susceptible to the prepayment or refinancing of high rate loans, which could reduce our profitability. Further, we may have to redeploy loan proceeds received into lower yielding assets, which may also negatively impact our profitability

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. At September 30, 2007, we had $203.5 million in loans due after one year with fixed rates of interest, representing 42.0% of our total loan portfolio and 28.7% of our total assets. Our most recent "rate shock" analysis indicates that our net portfolio value would be more adversely affected by an increase in interest rates than by a decrease. See Item 8-"Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk."

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Consistent with this strategy, we are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction and land development, commercial and multi-family real estate and commercial business loans that have higher risk-adjusted returns. Our increasing focus on these types of lending will continue to increase our risk profile relative to traditional thrift institutions as we continue to implement our business strategy for the following reasons:

Our commercial and multi-family real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. We originate commercial and multi-family real estate loans for individuals and businesses for various purposes which are secured by commercial properties. As of September 30, 2007, $133.8 million, or 27.6% and $6.9 million, or 1.4% (excluding commercial real estate construction loans of $15.5 million), of our total loan portfolio was secured by commercial and multi-family real estate property, respectively.

The credit risk related to commercial and multi-family real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial and multifamily real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower's business, which can be significantly affected by conditions in the real estate


markets or in the economy. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties and, to a lesser extent, commercial and multi-family real estate projects. We will originate these loans whether or not the collateral property underlying the loan is under contract for sale. Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. Over the last two years, we have significantly increased the amount of construction and land development loans in our loan portfolio, both in dollar amounts and as a percentage of our total loans. At September 30, 2007, $44.2 million or 9.13% of our total loan portfolio consisted of construction and land development loans.

Our construction and land development loans are based upon estimates of costs and values associated with the completed project, which may be inaccurate. Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in the Treasure Valley Region of Southwest, Idaho. Further, if we lost our relationship with one or more of our larger borrowers building in these counties or there is a decline in the demand for new housing in these counties, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At September 30, 2007, commercial business loans totaled $3.1 million of our total loan portfolio, however, we intend to significantly expand these types of loans as a percentage of our total loan portfolio. Our commercial business loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from it customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the


repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and profitability.

If the value of real estate in the Boise metropolitan area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With substantially all of our loans secured by real property and concentrated in the State of Idaho, and specifically 44.5%, 27.1%, 3.9% and 3.1% respectively of our total loan portfolio concentrated in Ada, Canyon, Elmore and Gem counties, Idaho, respectively, a decline in local economic conditions could adversely affect the values of our real estate collateral. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our financial condition and profitability could be adversely affected.

Because our loans are concentrated to borrowers in our market area, a downturn in the local economy or a decline in local real estate values could cause increases in nonperforming loans, which could hurt our profits.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the Boise and surrounding metropolitan area, our success depends to a significant extent upon economic conditions in the Boise and surrounding metropolitan area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We do not have the ability of a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Idaho could adversely affect the value of our assets, revenues, profitability and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share through our branching strategy. We are planning four to six new branches that we intend to open within the next 24 months. There are costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, there is a risk that our new branches will not be successful even after they have been established.

If external funds are not available, this could adversely impact our growth and future prospects.

We rely on deposits, brokered deposits, Federal Home Loan Bank advances and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to


change. Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives. There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could limit our growth and profitability.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than us, have been in business for a long period of time and have established customer bases and name recognition.

We compete for loans principally on the basis of interest rates and loan fees, the types of loans we originate and the quality of service we provide to borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and deposit and loan products offered by some of our competitors may also limit our ability to increase our interest-earning assets.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties


At September 30, 2007, we had 15 full service banking offices and two loan centers. Seven of the locations are owned, eight locations are leased and two locations are owned with the land being leased. At September 30, 2007, the net book value of our investment in properties and equipment was $11.2 million. The net book value of the data processing and computer equipment utilized by us at September 30, 2007 was $488,000.

The following table sets forth certain information relating to our offices as of September 30, 2007.

Location	Leased or Owned	Lease Expiration Date	Square Footage
ADMINISTRATIVE OFFICE 500 12th Avenue South Nampa, Idaho 83651 (1) (2)	Owned	N/A	34,014

BRANCH OFFICES:

Downtown Boise (2) 800 West State Street Boise, Idaho 83703	Leased	August 2010	3,500

Parkcenter (2) 871 East Parkcenter Boulevard Boise, Idaho 83706	Owned	N/A	4,500

Fairview (2) 10443 Fairview Avenue Boise, Idaho 83704	Building owned	June 2070	2,500

Meridian (2) 55 East Franklin Road Meridian, Idaho 83642	Owned	N/A	4,000

Caldwell (2) 923 Dearborn Caldwell, Idaho 83605	Owned	N/A	4,500

Mountain Home (2) 400 North 3rd East Mountain Home, Idaho 83647	Owned	N/A	2,600

Emmett (2) 250 South Washington Avenue Emmett, Idaho 83617	Owned	N/A	2,600

Boise (3) 8300 West Overland Road Boise, Idaho 83709	Leased	March 2011	695

Meridian (3) 4051 East Fairview Avenue Meridian, Idaho 83642	Leased	February 2011	695

Nampa (3) 2100 12th Avenue Road Nampa, Idaho 83651	Leased	August 2010	695

Caldwell (3) 5108 East Cleveland Boulevard Caldwell, Idaho 83605	Leased	August 2010	695

(table continues on following page)


Location	Leased or Owned	Lease Expiration Date	Square Footage

Garden City (3) 7319 West State Street Boise, Idaho 83714	Leased	August 2012	695

Idaho Center (3) 5875 E. Franklin Road Nampa, Idaho 83687	Leased	December 2011	710

Eagle (2) 100 E. Riverside Dr. Eagle, Idaho 83616	Owned	N/A	4,500

LOAN OFFICES:

Blackeagle 1307 Maplegrove Boise, Idaho 83709	Leased	August 2010	4,310

Meridian 111 East 1st Street Meridian, Idaho 83642	Building owned Land leased	December 2009	2,600

________
(1) Includes home branch
(2) Drive-up ATM available
(3) Wal-Mart locations
We are in the process of constructing a branch in Nampa, Idaho with an estimated completion date of March 2008.

Item 3. Legal Proceedings

From time to time we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation, nor do we expect any material impact on our financial position, results of operations or cash flows.

In April 2006, the State of Idaho Department of Finance issued a cease and desist order to a former investment representative of Home Federal Bank with respect to marketing and selling unregistered securities in 2005. The investment representative was subsequently indicted and a civil action was brought against him by the Department of Finance. In February 2007, the investment representative pleaded guilty as part of a plea agreement that required repayment of $173,000 to the victims by August 30, 2007. Home Federal Bank was not named as a party in that action and no other actions have been filed against Home Federal Bank to date. Home Federal Bank's contract with its third-party broker-dealer includes an indemnity clause protecting Home Federal Bank against losses attributable to any non-deposit investment product transaction. The broker-dealer has been actively engaged in the investigation and in direct contact with the affected customers throughout the process. At this time, we do not believe the plea agreement will materially affect our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.


PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Home Federal Bancorp's common stock is currently listed on the Nasdaq Global Market under the symbol "HOME," and there is an established market for such common stock. We have applied to have the common stock of new Home Federal Bancorp listed for trading on the Nasdaq Global Select Market and assuming completion of the reorganization, we expect that the common stock will trade under the symbol "HOMED" for a period of 20 trading days after completion of the offering. Thereafter, new Home Federal Bancorp's trading symbol will revert to "HOME." We cannot assure you our common stock will be approved for listing on the Nasdaq Global Select Market.

As of September 30, 2007, there were approximately 5,756,000 shares of common stock issued to non-affiliates and approximately 633 stockholders of record, excluding persons or entities that hold stock in nominee or "street name" accounts with brokers.

The following table sets forth the high and low trading prices for Home Federal Bancorp common stock, as reported by The Nasdaq Stock Market LLC, and cash dividends paid for each quarter during the fiscal years ended September 30, 2007 and 2006.

Fiscal Year Ended September 30, 2007	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2006	$17.91	$15.51	$0.055
Quarter Ended March 31, 2007	17.69	14.02	0.055
Quarter Ended June 30, 2007	17.80	14.53	0.055
Quarter Ended September 30, 2007	16.74	12.63	0.055

Fiscal Year Ended September 30, 2006	High	Low	Cash Dividends Paid
Quarter Ended December 31, 2005	$13.00	$12.10	$0.050
Quarter Ended March 31, 2006	13.67	12.16	0.055
Quarter Ended June 30, 2006	15.64	13.30	0.055
Quarter Ended September 30, 2006	15.74	13.63	0.055

Dividends

Home Federal Bancorp has paid quarterly cash dividends since the quarter ended June 30, 2005. We intend to continue to pay cash dividends on a quarterly basis assuming we complete the conversion and the offering. We currently expect that the level of cash dividends per share after the conversion and offering will be substantially consistent with the current amount of dividends per share paid by Home Federal Bancorp on its common stock as adjusted for the additional shares issued pursuant to the exchange ratio. For example, based on the current cash dividend of $0.055 per share and an assumed exchange ratio of 1.5369 at the maximum of the offering range, the cash dividend, if paid, would be approximately $.035 per share. However, the dividend rate and the continued payment of dividends will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. Additionally, we can not guarantee that the amount of dividends that we pay after the conversion will be equal to the per share dividend amount that Home Bancorp's stockholders currently receive, as adjusted to reflect the exchange ratio.

Dividend payments by us may depend upon dividends received by the Company from the Bank. Under federal regulations, the amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to a stock form of ownership may not


declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual holding company reorganization or upon completion of our pending conversion. See "Item 1. Business - How We Are Regulated - Federal Regulation of Savings Institutions - Limitations on Dividends and Other Capital Distributions." During the year ended September 30, 2007, the Company paid dividends of $0.220 per share. Home Federal MHC waived the receipt of dividends paid on the shares it owns of the Company.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12. of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

As of September 30, 2007, the Company has no announced plan to repurchase shares of the Company's common stock. The Company did not purchase any of its outstanding common stock during the fourth quarter of the year ended September 30, 2007.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's common stock with the cumulative total return on the Russell 2000 Index and the SNL Thrift MHCs Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in Home Federal's common stock and each index was $100 on December 7, 2004, the initial day of trading for Home Federal's common stock. The initial offering price for Home Federal's common stock was $10.00 per share, and is the base amount used in the graph. The closing price of Home Federal's common stock on December 7, 2004, its initial day of trading, was $12.49.

	Period Ending
Index	12/07/04	09/30/05	03/31/06	09/30/06	03/31/07	09/30/07
Home Federal Bancorp, Inc.	100.00	102.54	111.26	127.49	128.19	110.64
Russell 2000	100.00	107.84	124.26	118.54	131.60	133.16
SNL Thrift MHCs Index	100.00	99.54	111.05	126.45	136.86	131.90


Item 6. Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations at and for the dates indicated and has been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	At September 30,
	2007	2006	2005	2004	2003
FINANCIAL CONDITION DATA:	(in thousands)

Total assets	$709,954	$761,292	$689,577	$743,867	$450,196
Investment securities, available for sale, at fair value	--	--	--	--	5,440
Mortgage-backed securities, available for sale	162,258	12,182	14,830	871	--
Mortgage-backed securities, held to maturity	--	183,279	180,974	96,595	24,425
Loans receivable, net (1)	480,118	503,065	430,944	392,634	372,629
Loans held for sale	4,904	4,119	5,549	3,577	5,066
Total deposit accounts	404,609	430,281	396,325	343,087	301,273
FHLB advances	180,730	210,759	175,932	122,797	96,527
Stockholders' equity	112,637	107,869	101,367	45,097	40,399

	Year Ended September 30,
	2007	2006	2005	2004	2003
OPERATING DATA:	(in thousands, except share data)

Interest and dividend income	$42,638	$39,913	$33,910	$27,512	$26,896
Interest expense	21,336	16,917	12,231	9,650	9,705

Net interest income	21,302	22,996	21,679	17,862	17,191
Provision for loan losses	409	138	456	900	615

Net interest income after provision for loan losses	20,893	22,858	21,223	16,962	16,576

Noninterest income	11,190	11,109	10,128	8,982	11,188
Noninterest expense	23,545	23,945	23,158	18,576	18,885

Income before income taxes	8,538	10,022	8,193	7,368	8,879
Income tax expense	3,267	3,810	2,910	2,684	3,423

Net income	$ 5,271	$ 6,212	$ 5,283	$ 4,684	$ 5,456

Earnings per common share:
Basic	$0.36	$0.43	$0.36	nm(2)	nm(2)
Diluted	0.36	0.43	0.36	nm(2)	nm(2)

Dividends declared per share:	0.220	0.215	0.100	nm(2)	nm(2)

	At September 30,
OTHER DATA:	2007	2006	2005	2004	2003
Number of:
Real estate loans outstanding	2,967	3,389	3,236	3,081	3,053
Deposit accounts	68,874	70,373	73,013	75,565	72,327
Full service offices	15	14	15	14	14

________
(1)     Net of allowance for loan losses, loans in process and deferred loan fees.
(2)     Per share information is not meaningful. Home Federal Bancorp did not complete its minority stock offering until December 6, 2004 and did not have any outstanding shares prior to that date.


	At or For the Year Ended September 30,
	2007	2006	2005	2004	2003
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	0.71%	0.85%	0.82%	0.93%	1.23%
Return on average equity (2)	4.75	5.90	5.69	10.47	13.39
Dividend payout ratio (3)	23.52	19.72	10.68	--	--
Equity-to-assets ratio (4)	14.94	14.47	14.38	8.86	9.17
Interest rate spread (5)	2.40	2.79	3.15	3.55	3.93
Net interest margin (6)	3.03	3.33	3.57	3.84	4.19
Efficiency ratio (7)	72.46	70.21	72.81	69.20	66.55
Noninterest income/operating revenue(8)	34.4	32.6	31.8	33.5	39.4
Average interest-earning assets to average interest-bearing liabilities	120.71	122.32	121.07	113.62	110.96
Noninterest expense as a percent of average total assets	3.17	3.29	3.59	3.68	4.25

Capital Ratios:
Tier 1 (core) capital (to tangible assets)	13.56	11.77	12.00	6.01	8.89
Total risk-based capital (to risk-weighted assets)	21.38	19.46	20.46	12.76	14.18
Tier 1 risk-based capital (to risk-weighted assets)	20.69	18.82	19.75	12.05	13.56

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a percent of total loans	0.32	0.08	0.11	0.16	0.04
Nonperforming assets as a percent of total assets	0.29	0.05	0.15	0.10	0.03
Allowance for losses as a percent of gross loans receivable	0.62	0.59	0.67	0.67	0.49
Allowance for losses as a percent of nonperforming loans	195.17	766.49	602.97	432.30	1,393.23
Net charge-offs to average outstanding loans	0.04	0.01	0.05	0.03	0.04

________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends paid to stockholders, excluding shares held by Home Federal MHC, divided by net income.
(4)	Average equity divided by average total assets.
(5)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(6)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.
(7)	The efficiency ratio is noninterest expense divided by the sum of interest income and noninterest income (expense).
(8)	Operating revenue is defined as the sum of net interest and noninterest income

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a community-based financial institution primarily serving the Boise, Idaho and surrounding metropolitan area known as the Treasure Valley region of southwestern Idaho, including Ada, Canyon, Elmore and Gem counties, through our 15 full-service banking offices and two loan centers. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans. We offer a wide range of loan products to meet the demands of our customers. Historically, lending activities have been primarily directed toward the origination of residential and commercial real estate loans. Real estate lending activities have been primarily focused on first mortgages on owner occupied, and one- to four-family residential properties. To an increasing extent in recent years, lending activities have also included the origination of residential and commercial construction and land development loans and home equity loans. While continuing our commitment to residential lending, management expects commercial lending, including commercial real estate, builder finance and commercial business lending, to become increasingly important activities for us. Consistent with this strategy, we appointed Mr. Williams as President of Home Federal Bank in September 2006 and expect him to succeed Mr. Stevens in October 2008. Mr. Williams has extensive experience in business related lending.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. The recent interest rate environment, which has caused short-term market interest rates to rise, while longer term interest rates have remained stable, has had a negative impact on our interest rate spread and net interest margin, which has reduced profitability and caused a decrease in our return on average assets and return on average equity. To offset the negative impact the current interest rate environment is having on our profitability, we are seeking to find means of increasing interest income while controlling expenses. We intend to diversity the mix of our assets by reducing the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and increasing the percentage of our assets consisting of construction and land development, commercial real estate, and commercial business loans that have higher risk-adjusted returns.

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, advertising, postage and supplies, professional services and, when applicable, deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Assuming the completion of our conversion, we anticipate that our operating expenses will increase as a result of the increased compensation expenses associated with the purchases of shares of common stock by our employee stock ownership plan in the offering, and awards under additional stock-based incentive plans we expect to propose in the future. While these additional expenses will negatively impact earnings, we do not expect them to completely offset the additional income we expect to receive by leveraging the proceeds from the offering.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy

Our strategies center on our continued development into a full service, community-oriented bank. Our goal is to continue to enhance our franchise value and earnings through controlled growth in our banking operations, especially small business lending, while maintaining the community-oriented customer service and sales focus that has characterized our success to date. In order to be successful in this objective and increase stockholder value, we are committed to the following strategies:

Continue Growing in Our Existing Markets. We believe there is a large customer base in our market that is dissatisfied with the service received from larger regional banks. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer


access to our senior managers, we hope to distinguish ourselves from larger, regional banks operating in our market areas. Assuming completion of the conversion, our larger capital base resulting from the offering and our plans to diversify our product mix should allow us to compete more effectively against smaller banks.

Continue Our Disciplined Execution. We believe our success as a banking organization depends on a disciplined approach to originating loans and monitoring the performance of our loan portfolio. Despite our growth, we have consistently maintained strong asset quality. We believe our strong asset quality is the result of our underwriting standards, experienced loan officers and the strength of the local economy. In addition, many of the commercial loans we originate are to borrowers well known by our loan officers from existing and prior banking relationships.

Expanding Our Product Offerings. We intend to continue our emphasis on originating commercial lending products that diversify our loan portfolio by increasing the percentage of our assets consisting of higher-yielding construction and land development and commercial real estate and commercial business loans with higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers. We also intend to selectively add products to provide diversification of revenue sources and to capture our customer's full relationship. We intend to continue to expand our business by cross selling our loan and deposit products and services to our customers in order to increase our fee income.

Focus on our Branch Expansion. Branch expansion has played a significant role in our ability to grow loans, deposits and customer relationships. Since August 2000 we have opened eight branches in our existing markets. We are planning four to six new branches that we intend to open within the next 24 months. There is currently one new branch under construction in Nampa, Idaho and plans are being finalized for the construction of a new branch office in the Meridian, Idaho market in 2008. Our long-term strategy is to build two or three branches per year if appropriate sites can be identified and obtained. W e will also actively search for appropriate acquisitions to enhance our ability to deliver products and services in our existing markets and to expand into surrounding markets.

Increasing Our Core Transaction Deposits. A fundamental part of our overall strategy is to improve both the level and the mix of deposits that serve as a funding base for asset growth. By growing demand deposit accounts and other transaction accounts, we intend to reduce our reliance on higher-cost certificates of deposit and borrowings such as advances from the Federal Home Loan Bank of Seattle. In order to expand our core deposit franchise, we are focusing on introducing additional products and services to obtain money market and time deposits by bundling them with other consumer services. Business deposits are being pursued by the introduction of cash management products and by specific targeting of small business customers.

Hire Experienced Employees With a Customer Service Focus. Our ability to continue to attract and retain banking professionals with strong business banking and service skills, community relationships and significant knowledge of our markets is key to our success. We believe that by focusing on experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities. We emphasize to our employees the importance of delivering exemplary customer service and seeking opportunities to build further relationships with our customers. Our goal is to compete by relying on the strength of our customer service and relationship banking approach.

Continuing an internal management culture which is driven by a focus on profitability, productivity and accountability for results and which responds proactively to the challenge of change. The primary method for reinforcing our culture is the comprehensive application of our "Pay for Performance" total compensation program. Every employee has clearly defined accountabilities and performance standards that tie directly or indirectly to our profitability. All incentive compensation is based on specific profitability measures, sales volume goals or a combination of specific profitability measures and individual performance goals. This approach encourages all employees to focus on our profitability and has created an environment that embraces new products, services and delivery systems.

Critical Accounting Policies

We use estimates and assumptions in our financial statements in accordance with generally accepted accounting principles. Management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies


relate to the determination of the allowance for loan losses and the associated provision for loan losses, the fair market value of capitalized mortgage servicing rights, as well as deferred income taxes and the associated income tax expense. Management reviews the allowance for loan losses for adequacy on a quarterly basis and establishes a provision for loan losses that it believes is sufficient for the loan portfolio growth expected and the loan quality of the existing portfolio. The carrying value of the capitalized mortgage servicing rights is also assessed on a quarterly basis. Income tax expense and deferred income taxes are calculated using an estimated tax rate and are based on management's and our tax advisor's understanding of our effective tax rate and the tax code. These estimates are reviewed by our independent auditor on an annual basis and by our regulators when they examine Home Federal Bank.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Asset Liability Management Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency rates, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about future losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount, including a range of losses. The specific allowance component is determined when management believes that the collectibility of a specific large loan has been impaired and a loss is probable. The general allowance component relates to assets with no well-defined deficiency or weakness and takes into consideration loss that is inherent within the portfolio but has not been realized. The general allowance is determined by applying a historical loss percentage to various types of loans with similar characteristics and classified loans that are not analyzed specifically. Due to the imprecision in calculating inherent and potential losses, a range is added to the general allowance to provide an allowance for loan losses that is adequate to cover losses that may arise as a result of changing economic conditions and other factors that may alter our historical loss experience.

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

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future loan servicing fees from the right to service loans for others. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. We perform a quarterly review of mortgage servicing rights for potential changes in value. This review may include an independent appraisal by an outside party of the fair value of the mortgage servicing rights.

Deferred Income Taxes. Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in an institution's income tax returns. The


deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. The primary differences between financial statement income and taxable income result from depreciation expense, mortgage servicing rights, loan loss reserves and dividends received from the Federal Home Loan Bank of Seattle. Deferred income taxes do not include a liability for pre-1988 bad debt deductions allowed to thrift institutions that may be recaptured if the institution fails to qualify as a bank for income tax purposes in the future.

Comparison of Financial Condition at September 30, 2007 and September 30, 2006

General. Total assets decreased $51.4 million, or 6.7%, to $709.9 million at September 30, 2007 from $761.3 million at September 30, 2006. Mortgage-backed securities and loans, net decreased $33.2 and $22.9 million respectively and were the primary reason for the asset decline during the twelve-month period. Total liabilities decreased $56.1 million, or 8.6%, to $597.3 million. Federal Home Loan Bank advances and deposits decreased by $30.0 and $25.7 million respectively.

Assets. For the year ended September 30, 2007, total assets decreased $51.4 million. The increases and decreases were primarily concentrated in the following asset categories:

			Increase (decrease)
	Balance at September 30, 2007	Balance at September 30, 2006	Amount	Percent
	(dollars in thousands)

Cash and amounts due from depository institutions	$ 20,588	$ 18,385	$ 2,203	12.0%
Mortgage-backed securities, available for sale	162,258	12,182	150,076	1,231.9
Mortgage-backed securities, held to maturity	--	183,279	(183,279)	(100.0)
Loans receivable, net of allowance for loan losses	480,118	503,065	(22,947)	(4.6)

Cash and amounts due from depository institutions increased $2.2 million as a result of normal fluctuations of amounts due from other financial institutions.

Mortgage-backed securities decreased $33.2 million to $162.3 million at September 30, 2007, from $195.5 million at September 30, 2006. During the year ended September 30, 2007, we purchased $2.1 million of 5/1 hybrid adjustable-rate mortgage-backed securities issued by Freddie Mac. Repayments of principal and proceeds from sales totaled $31.9 million for the year ended September 30, 2007. We purchase mortgage-backed securities to manage interest rate sensitivity, supplement loan originations and provide liquidity.

During the quarter ended June 30, 2007, we transferred our entire portfolio of held-to-maturity mortgage-backed securities to available for sale to help meet future liquidity needs associate with increasing commercial banking and other lending activities. As part of our liquidity management, we do not intend to classify any investments as held to maturity in the foreseeable future.

Loans receivable, net, decreased $23.0 million to $480.1 million at September 30, 2007, from $503.1 million at September 30, 2006. One-to four-family residential loans decreased $47.2 million as we sold a majority of the one-to four-family loans that we originated. In prior years, we held a portion of the one-to four-family loans we originated in our loan portfolio. Commercial real estate loans increased $14.0 million during the year ended September 30, 2007. We have made significant progress in building our commercial and small business banking programs, including the addition of an experienced commercial banking team to expand our existing commercial real estate lending program. We will also emphasize other commercial banking activities, including business banking, cash management and other products associated with a full-service commercial bank.


Deposits. Deposits decreased $25.7 million, or 6.0%, to $404.6 million at September 30, 2007, from $430.3 million at September 30, 2006. Certificates of deposit accounted for the majority of the decrease in total deposits during the period. The decrease in certificates of deposit was primarily the result of our choosing not to match rates offered by local competitors that in some cases exceeded our alternative funding sources. The following table details the changes in deposit accounts:

			Increase (decrease)
	Balance at September 30, 2007	Balance at September 30, 2006	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 38,643	$ 44,626	$ (5,983)	(13.4)%
Interest-bearing demand deposits	127,659	128,276	(617)	(0.5)
Savings deposits	23,116	23,655	(539)	(2.3)
Certificates of deposit	215,191	233,724	(18,533)	(7.9)
Total deposit accounts	$404,609	$430,281	$(25,672)	(6.0)%

Borrowings. Federal Home Loan Bank advances decreased $30.1 million, or 14.3%, to $180.7 million at September 30, 2007, from $210.8 million at September 30, 2006. We use Federal Home Loan Bank advances as an alternative funding source to deposits, and to manage funding costs, reduce interest rate risk and to leverage our balance sheet.

Equity. Stockholders' equity increased $4.8 million, or 4.4%, to $112.6 million at September 30, 2007, from $107.9 million at September 30, 2006. The increase was primarily a result of the $5.3 million in net income and the allocation of earned employee stock ownership plan shares, equity compensation and the exercise of stock options totaling $2.2 million, offset by $1.3 million in cash dividends paid to stockholders and $2.0 million increase in unrealized losses on securities available for sale. On September 14, 2007, the Company paid $0.055 per share in cash dividends to stockholders of record as of August 31, 2007, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Years ended September 30, 2007 and September 30, 2006

General. Net income for the year ended September 30, 2007 was $5.3 million, or $0.36 per diluted share, compared to net income of $6.2 million, or $0.43 per diluted share, for the year ended September 30, 2006.

Net Interest Income. Net interest income decreased $1.7 million, or 7.4%, to $21.3 million for the year ended September 30, 2007, from $23.0 million for the year ended September 30, 2006. The decrease in net interest income was primarily attributable to a lower net interest margin, despite an overall increase in average interest-earning assets and interest-bearing liabilities in 2007 versus 2006.

Our net interest margin decreased 30 basis points to 3.03% for the year ended September 30, 2007, from 3.33% for the same period last year. The cost of interest bearing liabilities increased 66 basis points to 3.66% for the fiscal year from 3.00% for the same period of the prior year. The decline in the net interest margin reflects the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. Although we believe the repricing of existing loans and the emphasis on expanding the commercial and small business banking programs, including both loan and deposit products, will help counter the trend in net interest margin, pressure will likely continue in the near term as a result of the flat yield curve environment.

The following table sets forth the results of balance sheet growth and changes in interest rates to our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes attributable to both rate and volume, which cannot be segregated, are allocated proportionately to the changes in rate and volume.


	Year Ended September 30, 2007 Compared to September 30, 2006 Increase (Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$ 1,276	$ 2,098	$ 3,374
Loans held for sale	11	(7)	4
Investment securities, including interest-bearing deposits in other banks	30	175	205
Mortgage-backed securities	130	(1,036)	(906)
Federal Home Loan Bank stock	48	--	48

Total net change in income on interest-earning assets	$ 1,495	$ 1,230	$ 2,725

Interest-bearing liabilities:
Savings deposits	$ 55	$ (3)	$ 52
Interest-bearing demand deposits	137	(34)	103
Money market accounts	519	161	680
Certificates of deposit	2,232	298	2,530
Total deposits	2,943	422	3,365
Federal Home Loan Bank advances	568	486	1,054

Total net change in expense on interest-bearing liabilities	$ 3,511	$ 908	$ 4,419

Total increase (decrease) in net interest income			$(1,694)

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2007 increased $2.7 million, or 6.8%, to $42.6 million, from $39.9 million for the same period of the prior year. The increase during the period was primarily attributable to the $14.0 million, or 2.0%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 6.06% from 5.79% as a result of the general increase in interest rates and changes in our loan portfolio mix.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2007 and 2006.

	Year Ended September 30,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2006
	(dollars in thousands)

Loans receivable, net of deferred fees/costs	$503,478	6.62%	$471,291	6.35%	$3,374
Loans held for sale	3,652	6.46	3,771	6.15	4
Investment securities, available for sale, including interest-bearing deposits in other banks	6,645	5.19	3,197	4.38	205
Mortgage-backed securities	180,309	4.82	201,838	4.76	(906)
FHLB stock	9,591	0.50	9,591	--	48
Total interest-earning assets	$703,675	6.06%	$689,688	5.79%	$2,725


Interest Expense. Interest expense increased $4.4 million, or 26.1%, to $21.3 million for the year ended September 30, 2007 from $16.9 million for the year ended September 30, 2006. The average balance of total interest-bearing liabilities increased $19.1 million, or 3.4%, to $582.9 million for the year ended September 30, 2007 from $563.8 million for the year ended September 30, 2006. The increase was primarily a result of growth in certificates of deposit, money market accounts, and additional FHLB advances. As a result of general market rate increases, the average cost of funds for total interest-bearing liabilities increased 66 basis points to 3.66% for the year ended September 30, 2007 compared to 3.00% for the year ended September 30, 2006.

The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2007 and 2006:

	Year September 30,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2006
	(dollars in thousands)

Savings deposits	$ 23,397	0.44%	$ 24,863	0.21%	$ 52
Interest-bearing demand deposits	91,198	0.62	97,916	0.48	103
Money market deposits	39,908	3.04	31,875	1.68	680
Certificates of deposit	226,522	4.59	218,496	3.60	2,530
FHLB advances	201,911	4.49	190,684	4.20	1,054
Total interest-bearing liabilities	$582,936	3.66%	$563,834	3.00%	$4,419

Provision for Loan Losses.   A provision for loan losses of $409,000 was established by management in connection with its analysis of the loan portfolio for the year ended September 30, 2007, compared to a provision for loan losses of $138,000 established for the same period of 2006. The $271,000 increase in the provision takes into account increased activity within classified assets as well as the current downturn in the real estate market. We do not originate or purchase one- to four-family subprime loans. Management considers the allowance for loans losses at September 30, 2007 to be adequate to cover probable losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Prior to March 31, 2007, the allowance for loan losses included the estimated loss from unfunded loan commitments. The preferred accounting method is to separate the unfunded loan commitments from the disbursed loan amounts and record the unfunded loan commitment portion as a liability. At September 30, 2007, the reserve for unfunded loan commitments was $138,000, which was included in other liabilities on the Consolidated Balance Sheet. Combining the $138,000 liability for unfunded commitments with the allowance for loan losses provides an allowance of $3.1 million, or 0.65% of gross loans at September 30, 2007, compared to $3.0 million, or 0.59% at September 30, 2006.


The following table details selected activity associated with the allowance for loan losses for the years ended September 30, 2007 and 2006:

	At or For the Year Ended September 30,
	2007	2006
	(dollars in thousands)
Provision for loan losses	$ 409	$ 138
Net charge-offs	203	46
Allowance for loan losses	2,988	2,974
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.62%	0.59%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	195.17%	766.49%
Nonperforming loans	$ 1,531	$ 388
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.32%	0.08%
Loans receivable, net	$480,118	$503,065

Noninterest Income. Noninterest income increased $81,000, or 0.7%, to $11.2 million for the year ended September 30, 2007 from $11.1 million for the year ended September 30, 2006. While overall noninterest income was flat, gain on sale of loans increased $363,000 or 34.4%. This increase in noninterest income was offset by a $266,000 or 148.6% decrease in the value of the mortgage servicing asset. We currently sell a majority of the one-to four-family residential loans we originate. For the year ended September 30, 2006, a larger percentage of the residential mortgage loans originated were held in the loan portfolio. For the year ended September 30, 2007 we had a $150,000 write down of the value of the mortgage servicing rights.

The following table provides a detailed analysis of the changes in components of noninterest income:

	Year Ended September 30,		Increase (decrease)
	2007	2006	Amount	Percent
	(dollars in thousands)

Service fees and charges	$ 9,218	$ 9,292	$ (74)	(0.8)%
Gain on sale of loans	1,419	1,056	363	34.4
Increase in cash surrender value of bank owned life insurance	405	383	22	5.7
Loan servicing fees	549	620	(71)	(11.5)
Mortgage servicing rights, net	(445)	(179)	(266)	(148.6)
Other	44	(63)	107	169.8
Total noninterest income	$11,190	$11,109	$ 81	0.7%

Noninterest Expense. Noninterest expense decreased $400,000, or 1.7%, to $23.5 million for the year ended September 30, 2007 from $23.9 million for the year ended September 30, 2006.


The following table provides a detailed analysis of the changes in components of noninterest expense:

	Year Ended September 30,		Increase (decrease)
	2007	2006	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$14,249	$15,081	$(832)	(5.5)%
Occupancy and equipment	2,871	2,759	112	4.1
Data processing	2,097	1,802	295	16.4
Advertising	1,475	1,025	450	43.9
Other	2,853	3,278	(425)	(13.0)
Total noninterest expense	$23,545	$23,945	$(400)	(1.7)%

Compensation and benefits decreased $832,000 or 5.5% to $14.2 million for the year ended September 30, 2007 from $15.1 million for the same period a year ago. The decrease was primarily attributable to a decreased incentive payout in the current year. In addition, full-time equivalent employees have decreased from 240 as of September 30, 2006 to 223 as of September 30, 2007. Advertising costs increased $450,000 or 43.9%, primarily as a result of marketing costs related to a debit card rewards program and a business banking campaign that were initiated during the current fiscal year. Other noninterest expenses decreased $425,000 primarily as a result of costs incurred in the prior fiscal year related to the conversion of the core processing system and professional costs associated with the initial year of Sarbanes-Oxley compliance.

Our efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 72.5% for the year ended September 30, 2007 compared to 70.2% for the year ended September 30, 2006. The increase in efficiency ratio was primarily attributable to a $1.7 million, or 7.4% decrease in net interest income. By definition, a lower efficiency ratio would be an indication that we are more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense decreased $543,000, or 14.3%, to $3.3 million for the year ended September 30, 2007 from $3.8 million for the same period a year ago. Income before income taxes decreased $1.5 million, or 14.8%, to $8.5 million for the year ended September 30, 2007 compared to $10.0 million for the year ended September 30, 2006. Our combined federal and state effective income tax rate for the current period was 38.3% compared to 38.0% for the same period of the prior year.


Comparison of Financial Condition at September 30, 2006 and September 30, 2005

General. Total assets increased $71.7 million, or 10.4%, to $761.3 million at September 30, 2006 from $689.6 million at September 30, 2005. Loans receivable, net, increased $72.1 million, or 16.7%, to $503.1 million, and was the primary reason for the asset growth during the fiscal year. The demand for loans was funded with increased deposits of $34.0 million and Federal Home Loan Bank advances of $34.9 million.

Assets. For the year ended September 30, 2006, total assets increased $71.7 million. The increases and decreases were primarily concentrated in the following asset categories:

			Increase (decrease)
	Balance at September 30, 2006	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)

Mortgage-backed securities, available for sale	$ 12,182	$ 14,830	$ (2,648)	(17.9)%
Mortgage-backed securities, held to maturity	183,279	180,974	2,305	1.3
Loans receivable, net of allowance for loan losses	503,065	430,944	72,121	16.7
Loans held for sale	4,119	5,549	(1,430)	(25.8)

Mortgage-backed securities decreased $343,000 to $195.5 million at September 30, 2006, from $195.8 million at September 30, 2005. For the year ended September 30, 2006, we purchased $30.3 million of mortgage-backed securities that consisted primarily of hybrid adjustable and fixed rate securities with terms of 15 years or less. Normal repayments of principal totaled $30.7 million for the year ended September 30, 2006. We may purchase mortgage-backed securities to manage interest rate sensitivity and to supplement loan originations during periods when we are not able to originate the desired type or volume of portfolio loans.

Loans receivable, net, increased $72.1 million to $503.1 million at September 30, 2006, from $430.9 million at September 30, 2005. One- to four-family residential loans and commercial real estate loans increased $50.8 million and $17.8 million, respectively, during the year ended September 30, 2006. During the 2006 fiscal year, we purchased $38.8 million of hybrid adjustable, one- to four-family mortgage loans located primarily in the Western United States. Purchased mortgage loans allow us to increase interest-earning assets, manage interest rate risk, and geographically diversify our mortgage loan portfolio at a relatively low overhead cost. As of September 30, 2006, over 90% of our loan portfolio was secured by real estate, either as primary or secondary collateral.

Loans held for sale decreased $1.4 million to $4.1 million at September 30, 2006, from $5.5 million at September 30, 2005. The balance of loans held for sale can vary significantly from period to period reflecting loan demand by borrowers and the current interest rate environment. We originate fixed-rate residential loans, the majority of which are sold in the secondary market. Selling fixed-rate mortgage loans allows us to reduce interest rate risk associated with long term, fixed-rate products and provides funds to make new loans and diversify the loan portfolio.

Deposits. Deposits increased $34.0 million, or 8.6%, to $430.3 million at September 30, 2006, from $396.3 million at September 30, 2005. Certificates of deposit accounted for the majority of the increase in total deposits during the period with certificates of six to 12-month terms having the largest increase in balances. Demand deposits and savings accounts decreased $2.3 million, or 1.2%, as customers migrated towards higher rate deposit products during the fiscal year. The following table details the changes in deposit accounts:


			Increase (decrease)
	Balance at September 30, 2006	Balance at September 30, 2005	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	$ 44,626	$ 46,311	$(1,685)	(3.6)%
Interest-bearing demand deposits	128,276	127,330	946	0.7
Savings deposits	23,655	25,219	(1,564)	(6.2)
Certificates of deposit	233,724	197,465	36,259	18.4
Total deposit accounts	$430,281	$396,325	$33,956	8.6%

Borrowings. Advances from the Federal Home Loan Bank increased $34.9 million, or 19.8%, to $210.8 million at September 30, 2006, from $175.9 million at September 30, 2005. The Company uses FHLB advances as an alternative funding source to deposits in order to manage funding costs, reduce interest rate risk, and to leverage the balance sheet.

Equity. Stockholders' equity increased $6.5 million, or 6.4%, to $107.9 million at September 30, 2006, from $101.4 million at September 30, 2005. The increase was primarily a result of the $6.2 million in net income and earned employee stock ownership plan ("ESOP") shares and equity compensation totaling $1.5 million, offset by $1.2 million of cash dividends paid to stockholders. On September 15, 2006, we paid $0.055 per share in cash dividends to stockholders of record as of September 1, 2006, excluding shares held by Home Federal MHC.

Comparison of Operating Results for the Years ended September 30, 2006 and September 30, 2005

General. Net income for the year ended September 30, 2006 was $6.2 million, or $0.43 per diluted share, compared to net income of $5.3 million, or $0.36 per diluted share, for the year ended September 30, 2005. Results for the year ended September 30, 2005 included the $386,000 pre-tax gain on the sale of a former branch and a $1.8 million pre-tax expense for establishing Home Federal Foundation Inc., a charitable foundation established in connection with the initial formation and minority stock offering of Home Federal Bancorp. Excluding the gain on the sale of the branch and the expense for establishing the Home Federal Foundation, we had net income of $6.2 million, or $0.42 per diluted share, for the year ended September 30, 2005.

The following table reconciles our actual net income to pro forma net income for the fiscal year ended September 30, 2006 and 2005, exclusive of the sale of the branch and the contribution to the Home Federal Foundation, as adjusted for federal and state taxes:

	Year Ended September 30,
	2006	2005
	(in thousands, except per share data)
Pro forma disclosure
Net income, as reported	$6,212	$5,283
Gain on sale of branch	--	(386)
Contribution to Foundation	--	1,825
Federal and state income tax effect	--	(561)
Pro forma net income	$6,212	$6,161

Earnings per share
Diluted as reported	$0.43	$0.36
Pro forma diluted	0.43	0.42

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


Our net interest margin decreased 24 basis points to 3.33% for the year ended September 30, 2006, from 3.57% for the same period last year. The cost of deposits increased 58 basis points to 2.39% for the fiscal year from 1.81% for the same period last year. The decline in the net interest margin to 3.33% reflects competitive pricing pressures and the relatively flat yield curve that currently exists, as the cost of shorter-term deposits and borrowed funds increased more rapidly than the yield on longer-term assets. The Company believes the repricing of existing and new loans will help counter the trend in net interest margin, however, pressure will likely continue in the near term as a result of competitive pricing pressures and the flat yield curve environment.

Interest and Dividend Income. Total interest and dividend income for the year ended September 30, 2006 increased $6.0 million, or 17.7%, to $39.9 million, from $33.9 million for the year ended September 30, 2005. The increase was primarily attributable to the $83.0 million, or 13.7%, increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets to 5.8% as a result of the general increase in interest rates.

The following table compares detailed average earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended September 30, 2006 and 2005:

	Year Ended September 30,
	2006		2005		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2005
	(dollars in thousands)

Loans receivable, net of deferred fees/costs	$471,291	6.35%	$419,940	6.14%	$4,155
Loans held for sale	3,771	6.15	2,518	5.80	86
Investment securities, available for sale, including interest-bearing deposits in other banks	3,197	4.38	14,972	2.09	(173)
Mortgage-backed securities	201,838	4.76	160,780	4.75	1,965
FHLB stock	9,591	--	8,480	0.35	(30)
Total interest-earning assets	$689,688	5.79%	$606,690	5.59%	$6,003

On May 18, 2005, the Federal Home Loan Bank indefinitely suspended dividends on all classes of its stock as part of its recapitalization plans.

Interest Expense. Interest expense increased $4.7 million, or 38.3%, to $16.9 million for the year ended September 30, 2006 from $12.2 million for the year ended September 30, 2005. The average balance of total interest-bearing liabilities increased $62.7 million, or 12.5%, to $563.8 million for the year ended September 30, 2006 from $501.1 million for the year ended September 30, 2005. The increase was primarily a result of growth in certificates of deposit and additional FHLB advances. As a result of general market rate increases following the U.S. Federal Reserve Board rate increases during the past several quarters, the average cost of funds for total interest-bearing liabilities increased 56 basis points to 3.00% for the year ended September 30, 2006 compared to 2.44% for the year ended September 30, 2005.


The following table details average balances, cost of funds and the change in interest expense for the year ended September 30, 2006 and 2005:

	Year September 30,
	2006		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2005
	(dollars in thousands)

Savings deposits	$ 24,863	0.21%	$ 25,633	0.20%	$ --
Interest-bearing demand deposits	97,916	0.48	104,972	0.28	168
Money market deposits	31,875	1.68	36,061	1.09	140
Certificates of deposit	218,496	3.60	181,015	3.06	2,318
FHLB advances	190,684	4.20	153,443	3.87	2,060
Total interest-bearing liabilities	$563,834	3.00%	$501,124	2.44%	$4,686

Provision for Loan Losses.   A provision for loan losses of $138,000 was established by management in connection with its analysis of the loan portfolio for the year ended September 30, 2006, compared to a provision for loan losses of $456,000 established for the same period of 2005. The $318,000 decrease in the provision took into account the increase in loans receivable during the fiscal year, offset by the loan portfolio's overall strong credit quality, reduction in classified assets, level of nonperforming loans and net charge-offs. On an annual basis we also analyze our historical loan loss rates used in the calculation of the provision. As a result of the fiscal 2006 analysis, the allowance for loan losses was reduced $182,000 due to a decline in three and five year average historical loss rates for certain loan categories.


The following table details selected activity associated with the allowance for loan losses for the year ended September 30, 2006 and 2005:

	At or For the Year Ended September 30,
	2006	2005
	(dollars in thousands)

Provision for loan losses	$ 138	$ 456
Net charge-offs	46	211
Allowance for loan losses	2,974	2,882
Allowance for loan losses as a percentage of gross loans receivable at the end of the period	0.59%	0.67%
Allowance for loan losses as a percentage of nonperforming loans at the end of the period	766.49%	602.97%
Nonperforming loans	$ 388	$ 478
Nonaccrual and 90 days or more past due loans as a percentage of loans receivable at the end of the period	0.08%	0.11%
Loans receivable, net	$503,065	$430,944

Noninterest Income. Noninterest income increased $981,000, or 9.7%, to $11.1 million for the year ended September 30, 2006 from $10.1 million for the year ended September 30, 2005. The increase in noninterest income was primarily attributable to a $1.0 million increase in service charges as a result of enhancements to the retail checking program related to the core processing conversion that took place in the first quarter of the current fiscal year. Gains on sale of loans also increased to $1.1 million for the year ended September 30, 2006 from $382,000 for the comparable period in 2005 as loans sold to investors increased to $81.6 million for the year ended September 30, 2006 from $57.6 million for the year ended September 30, 2005. We also recaptured $137,000 of prior write-downs of the mortgage servicing rights for the 2006 fiscal year compared to a $300,000 write-down for the prior fiscal year. Other noninterest income for the year ended September 30, 2005 included a $386,000 gain on the sale of a former branch and a $456,000 gain from life insurance proceeds, which were not experienced in the 2006 fiscal year.

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

We perform a quarterly review of mortgage servicing rights for potential increases or declines in value. For the year ended September 30, 2006, we determined the value of the mortgage servicing rights increased $137,000. In addition, amortization of the servicing rights exceeded the servicing rights capitalized as the majority of loans were sold with the servicing rights released, resulting in a net expense of $179,000 for the year ended September 30, 2006. The mortgage servicing right was 1.15% of mortgage loans serviced for others at September 30, 2006, compared to 1.10% at September 30, 2005. Mortgage servicing rights is an accounting estimate of the present value of the future servicing fees from the right to service mortgage loans for others. This estimate is affected by prepayment speeds of the underlying mortgages and interest rates. In general, during periods of rising interest rates, mortgage loans prepay slower and the value of the mortgage-servicing asset increases.


Noninterest Expense. Noninterest expense increased $787,000, or 3.4%, to $23.9 million for the year ended September 30, 2006 from $23.2 million for the year ended September 30, 2005.

The following table provides a detailed analysis of the changes in components of noninterest expense:

	Year Ended September 30,		Increase (decrease)
	2006	2005	Amount	Percent
	(dollars in thousands)

Compensation and benefits	$15,081	$12,636	$2,445	19.3%
Occupancy and equipment	2,759	2,765	(6)	(0.2)
Data processing	1,802	1,616	186	11.5
Advertising	1,025	1,147	(122)	(10.6)
Contribution to Foundation	--	1,825	(1,825)	(100.0)
Other	3,278	3,169	109	3.4
Total noninterest expense	$23,945	$23,158	$ 787	3.4%

During the year ended September 30, 2005, we established the Home Federal Foundation by contributing $1.8 million, consisting of 146,004 shares of our common stock and $365,010 in cash. The Home Federal Foundation was formed for the purpose of supporting charitable organizations and activities that enhance the quality of life for residents within our market area.

Excluding the contribution to the Home Federal Foundation, noninterest expense increased $2.6 million for the year ended September 30, 2006. Compensation and benefits accounted for $2.4 million of the total increase, increasing to $15.1 million for the year ended September 30, 2006 from $12.6 million for the same period a year ago. The majority of the increase in compensation and benefits was attributable to the establishment of our equity compensation plans, annual merit increases, and increases in employee commissions and incentive plans. The equity compensation plans consist of our ESOP, 2005 Recognition and Retention Plan, and the 2005 Stock Option and Incentive Plan. See Note 9 of the Selected Notes to Consolidated Financial Statements contained herein for further information. As of September 30, 2006, we employed 240 full-time equivalent employees, compared to 237 at September 30, 2005. The 11.5% increase in data processing was primarily attributable to the outsourcing of our check processing function as part of the conversion of our core processing system in November 2005. The outsourcing costs were offset by a corresponding reduction in compensation, equipment expense and other costs.

The efficiency ratio, which is the percentage of noninterest expense to net interest income plus noninterest income, was 70.2% for the year ended September 30, 2006 compared to 72.8% for the year ended September 30, 2005. Excluding the non-recurring contribution to the Home Federal Foundation and the gain on the sale of a former branch, the efficiency ratio was 67.9% for the year ended September 30, 2005. By definition, a lower efficiency ratio would be an indication that the Company is more efficiently utilizing resources to generate net interest income and other fee income.

Income Tax Expense. Income tax expense increased $900,000, or 30.9%, to $3.8 million for the year ended September 30, 2006 from $2.9 million for the same period a year ago. Income before income taxes was $10.0 million for the year ended September 30, 2006 compared to $8.2 million for the year ended September 30, 2005. Our combined federal and state effective income tax rate for the current year was 38.0% compared to 35.5% for the prior fiscal year. For the year ended September 30, 2005, the effective tax rate was lower primarily as a result of the receipt of life insurance proceeds that are not subject to income taxes.

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

	Year Ended September 30,
	2007			2006			2005
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$503,478	$ 33,317	6.62%	$471,291	$29,943	6.35%	$419,940	$25,788	6.14%
Loans held for sale	3,652	236	6.46	3,771	232	6.15	2,518	146	5.80
Investment securities, including interest- bearing deposits in other banks	6,645	345	5.19	3,197	140	4.38	14,972	313	2.09
Mortgage-backed securities	180,309	8,692	4.82	201,838	9,598	4.76	160,780	7,633	4.75
FHLB stock	9,591	48	0.50	9,591	--	--	8,480	30	0.35
Total interest-earning assets	703,675	$ 42,638	6.06%	689,688	$39,913	5.79%	606,690	$33,910	5.59%

Noninterest earning assets	38,672			38,015			39,101

Total assets	$742,347			$727,703			$645,791

Interest-bearing liabilities:
Savings deposits	$ 23,397	$ 103	0.44%	$ 24,863	$ 51	0.21%	$ 25,633	$ 51	0.20%
Interest-bearing demand deposits	91,198	569	0.62	97,916	466	0.48	104,972	298	0.28
Money market accounts	39,908	1,214	3.04	31,875	534	1.68	36,061	394	1.09
Certificates of deposit	226,522	10,393	4.59	218,496	7,863	3.60	181,015	5,545	3.06
Total deposits	381,025	12,279	3.22	373,150	8,914	2.39	347,681	6,288	1.81

FHLB advances	201,911	9,057	4.49	190,684	8,003	4.20	153,443	5,943	3.87

Total interest-bearing liabilities	582,936	$21,336	3.66%	563,834	$16,917	3.00%	501,124	$12,231	2.44%

Noninterest-bearing liabilities	48,493			58,559			51,786

Total liabilities	631,429			622,393			552,910

Stockholders' equity	110,918			105,310			92,881

Total liabilities and equity	$742,347			$727,703			$645,791

Net interest income		$21,302			$22,996			$21,679
Interest rate spread		2.40%			2.79%			3.15%
Net interest margin (2)		3.03			3.33			3.57
Ratio of average interest- earning assets to average interest-bearing liabilities		120.71			122.32			121.07
________

(1)	Non-accrual loans are included in the average balance. Loan fees are included in interest income on loans and are insignificant.
(2)	Net interest margin, otherwise known as yield on interest earning assets, is calculated as net interest income divided by average interest-earning assets.


The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At September 30,	Year Ended September 30,
	2007	2007	2006	2005

Weighted average yield on:
Loans receivable, net	6.56%	6.62%	6.35%	6.14%
Loans held for sale	6.40	6.46	6.15	5.80
Investment securities, including interest-bearing deposits in other banks	5.03	5.19	4.38	2.09
Mortgage-backed securities	4.93	4.82	4.76	4.75
Federal Home Loan Bank stock	0.63	0.50	--	0.35
Total interest-earning assets	6.06	6.06	5.79	5.59

Weighted average rate paid on:
Savings deposits	0.64	0.44	0.21	0.20
Interest-bearing demand deposits	0.74	0.62	0.48	0.28
Money market accounts	3.53	3.04	1.68	1.09
Certificates of deposit	4.79	4.59	3.60	3.06
Total deposits	3.46	3.22	2.39	1.81
Federal Home Loan Bank advances	4.55	4.49	4.20	3.87
Total interest-bearing liabilities	3.82	3.66	3.00	2.44

Interest rate spread (spread between weighted average rate on all interest- earning assets and all interest-bearing liabilities)	2.24	2.40	2.79	3.15

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	N/A	3.03	3.33	3.57

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

	Year Ended September 30, 2007 Compared to September 30, 2006 Increase (Decrease) Due to			Year Ended September 30, 2006 Compared to September 30, 2005 Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Interest-earning assets:
Loans receivable, net	$1,276	$2,098	$ 3,374	$ 916	$3,239	$4,155
Loans held for sale	11	(7)	4	10	76	86
Investment securities, including interest-bearing deposits in other banks	30	175	205	186	(359)	(173)
Mortgage-backed securities	130	(1,036)	(906)	13	1,952	1,965
Federal Home Loan Bank stock	48	--	48	(34)	4	(30)

Total net change in income on interest-earning assets	$1,495	$1,230	$ 2,725	$1,091	$4,912	$6,003

Interest-bearing liabilities:
Savings deposits	$ 55	$ (3)	$ 52	$ --	$ --	$ --
Interest-bearing demand deposits	137	(34)	103	189	(21)	168
Money market accounts	519	161	680	190	(50)	140
Certificates of deposit	2,232	298	2,530	1,061	1,257	2,318
Total deposits	2,943	422	3,365	1,440	1,186	2,626
Federal Home Loan Bank advances	568	486	1,054	528	1,532	2,060

Total net change in expense on interest-bearing liabilities	$3,511	$ 908	$ 4,419	$1,968	$2,718	$4,686
Total increase (decrease) in net interest income			$(1,694)			$1,317


Asset and Liability Management and Market Risk

General. Our Board of Directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, changes in net interest income, credit risk and profitability. The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management. The Committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products. The Asset Liability Management Committee meets twice a month to review various areas including:

   economic conditions;

   interest rate outlook;

   asset/liability mix;

   interest rate risk sensitivity;

   change in net interest income

   current market opportunities to promote specific products;

   historical financial results;

   projected financial results; and

   capital position.

The Committee also reviews current and projected liquidity needs twice a month. As part of its procedures, the Asset Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

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

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

  we have increased our originations of shorter term loans and particularly, construction and land development loans and home equity loans;

  we have structured our borrowings with maturities that match fund our loan and investment portfolios;

  we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets; and

  we have invested in securities with relatively short anticipated lives, generally three to five years.

How We Measure the Risk of Interest Rate Changes. We measure our interest rate sensitivity on a quarterly basis utilizing an internal model. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate


sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from such assumptions. The assumptions we use are based upon proprietary and market data and reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. An independent service was used to provide market rates of interest and certain interest rate assumptions to determine prepayments and maturities of loans, investments and borrowings. Time deposits are modeled to reprice to market rates upon their stated maturities. We assumed that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates. Our historical deposit decay rates were used, which are substantially lower than market decay rates. In the past, we have demonstrated that the tiering structure of our deposit accounts during changing rate environments results in relatively low volatility and less than market rate changes in our interest expense for deposits. Our deposit accounts are tiered by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers).

When interest rates rise, we generally do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon an analysis of our customer base, competitive factors and historical experience. The following table shows the change in our net portfolio value at September 30, 2007 that would occur upon an immediate change in interest rates based on our assumptions, but without giving effect to any steps that we might take to counteract that change. The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

	Net Portfolio Value ("NPV")			Net Portfolio as % of Portfolio Value of Assets
Basis Point Change in Rates	Amount	$ Change (1)	% Change	NPV Ratio (2)	% Change (3)	Asset Market Value
(dollars in thousands)

300	$ 91,663	$(22,966)	(20.04)%	14.33%	(2.31)%	$639,673
200	99,723	(14,906)	(13.00)	15.21	(1.43)	655,562
100	107,629	(7,001)	(6.11)	16.02	(0.62)	671,680
Base	114,630	--	--	16.64	--	688,752
-100	117,562	2,932	2.56	16.79	.15	700,054
-200	115,269	640	0.56	16.27	(0.37)	708,270
-300	110,880	(3,750)	(3.27)	15.52	(1.12)	714,476

Pre-Shock NPV Ratio				16.64
Post-Shock NPV Ratio				15.21
Static Sensitivity Measure - decline in NPV Ratio				1.43
Static Sensitivity Measure - decline in NPV Ratio

Policy Maximum				3.00

________
(1)	Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the base net portfolio value.
(2)	Calculated as the estimated net portfolio value divided by the portfolio value of total assets.
(3)	Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the base net portfolio value ratio.


The following table illustrates the change in net interest income at September 30, 2007 that would occur in the event of an immediate change in interest rates, but without giving effect to any steps that might be taken to counter the effect of that change in interest rates.

	Net Interest Income
Basis Point Change in Rates	Amount	$ Change (1)	% Change
(dollars in thousands)

300	$17,898	$ (842)	(4.50)%
200	18,258	(482)	(2.57)
100	18,544	(196)	(1.05)
Base	18,740	--	Base
-100	19,037	297	1.58
-200	18,601	(139)	(0.74)
-300	17,460	(1,280)	(6.83)

________
(1)	Represents the decrease of the estimated net interest income at the indicated change in interest rates compared to net interest income assuming no change in interest rates.

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

Our primary sources of funds are from customer deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position is sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities. On a longer-term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Business of Home Federal Bank - Lending Activities." At September 30, 2007, the total approved loan origination commitments outstanding amounted to $13.6 million. At the same date, unused lines of credit were $37.4 million.


We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.

Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $172.6 million. Management's policy is to generally maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing deposits will remain with Home Federal Bank. In addition, we had the ability at September 30, 2007 to borrow an additional $95.1 million from the Federal Home Loan Bank of Seattle as a funding source to meet commitments and for liquidity purposes.

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

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the Federal Home Loan Bank of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. Alternatively, we may also liquidate assets to meet our funding needs.

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

At September 30, 2007, scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 year through 3 Years	After 3 through 5 Years	Beyond 5 Years	Total Balance
	(in thousands)

Certificates of deposit	$172,584	$ 35,622	$ 6,790	$ 195	$215,191
Federal Home Loan Bank advances	43,758	92,122	23,150	21,700	180,730
Operating leases	531	1,028	308	1,757	3,624
Total contractual obligations	$216,873	$128,772	$30,248	$23,652	$399,545

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


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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of September 30, 2007:

Contract or Notional Amount
(in thousands)
Commitments to originate loans:
Fixed rate	$ 9,229
Adjustable rate	5,743
Undisbursed balance of loans closed	37,386
Unused lines of credit	10,324
Total	$62,682

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Home Federal Bank's total equity capital was $91.9 million at September 30, 2007, or 13.3%, of total assets on that date. As of September 30, 2007, we exceeded all regulatory capital requirements. Our regulatory capital ratios at September 30, 2007 were as follows: Tier 1 capital 13.6%; Tier 1 (core) risk-based capital 20.7%; and total risk-based capital 21.4%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. See "How We Are Regulated - Regulation and Supervision of Home Federal Bank - Capital Requirements" and "Pro Forma Data."

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


Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140," which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of income. We elected early adoption of the statement as of September 30, 2006 to measure mortgage servicing rights using the fair value method. The adoption of this statement did not have a material impact on our financial condition and results of operations.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an interpretation of Statement of Financial Accounting Standard ("SFAS") Statement No. 109." This interpretation clarifies Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements." The statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits entities to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. An entity may elect to early adopt as of the beginning of a fiscal year that begins on or before November 15, 2007. We are in the process of evaluating the impact of the statement on our consolidated financial position and results of operations.

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


Index to Consolidated Financial Statements
Page #
Management's Annual Report on Internal Control Over Financial Reporting	79
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets as of September 30, 2007 and 2006	82
Consolidated Statements of Income For the Years Ended
September 30, 2007, 2006 and 2005	83
Consolidated Statements of Stockholders' Equity For the
Years Ended September 30, 2007, 2006 and 2005	84
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2007, 2006 and 2005	86
Selected Notes to Consolidated Financial Statements	88

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

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. Management's assessment was based on criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2007.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2007 has been audited by Moss Adams LLP, the Company's independent registered public accounting firm who audits the Company's consolidated financial statements. The attestation report of Moss Adams LLP expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of September 30, 2007.

/s/ Daniel L. Stevens	/s/ Robert A. Schoelkoph
Daniel L. Stevens	Robert A. Schoelkoph
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Dated: December 11, 2007


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc. and Subsidiary
Nampa, Idaho

We have audited the accompanying balance sheets of Home Federal Bancorp, Inc. and subsidiary (Company) as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. We also have audited management's assessment included in the accompanying Management Annual Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over consolidated financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the three-year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, the Company maintained, in all material


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

respects, effective internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/Moss Adams LLP

Spokane, Washington
December 12, 2007


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In thousands, except share data)	September 30, 2007	September 30, 2006

ASSETS
Cash and amounts due from depository institutions	$ 20,588	$ 18,385
Mortgage-backed securities available for sale, at fair value	162,258	12,182
Mortgage-backed securities held to maturity, at cost	--	183,279
FHLB stock, at cost	9,591	9,591
Loans receivable, net of allowance for loan losses of $2,988
and $2,974	480,118	503,065
Loans held for sale	4,904	4,119
Accrued interest receivable	2,804	3,025
Property and equipment, net	12,364	12,849
Mortgage servicing rights, net	2,047	2,492
Bank owned life insurance	11,168	10,763
Real estate and other property owned	549	--
Deferred tax asset	1,245	--
Other assets	2,318	1,542
TOTAL ASSETS	$709,954	$761,292

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts
Noninterest-bearing demand deposits	$ 38,643	$ 44,626
Interest-bearing demand deposits	127,659	128,276
Savings deposits	23,116	23,655
Certificates of deposit	215,191	233,724
Total deposit accounts	404,609	430,281
Advances by borrowers for taxes and insurance	1,605	2,133
Interest payable	731	971
Deferred compensation	4,515	3,875
FHLB advances	180,730	210,759
Deferred income tax liability	--	800
Other liabilities	5,127	4,604
Total liabilities	597,317	653,423

STOCKHOLDERS' EQUITY
Serial preferred stock, $.01 par value; 5,000,000 authorized,
issued and outstanding, none	--	--
Common stock, $.01 par value; 50,000,000 authorized,
issued and outstanding:	152	152
Sept. 30, 2007 - 15,278,803 issued, 15,232,243 outstanding
Sept. 30, 2006 - 15,208,750 issued, 15,169,114 outstanding
Additional paid-in capital	59,613	57,222
Retained earnings	58,795	54,805
Unearned shares issued to ESOP	(3,698)	(4,134)
Accumulated other comprehensive loss	(2,225)	(176)
Total stockholders' equity	112,637	107,869

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$709,954	$761,292

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)
	Year Ended September 30,
	2007	2006	2005
Interest and dividend income:
Loan interest	$33,553	$30,175	$25,934
Investment interest	345	140	313
Mortgage-backed security interest	8,692	9,598	7,633
FHLB dividends	48	--	30

Total interest and dividend income	42,638	39,913	33,910

Interest expense:
Deposits	12,279	8,914	6,288
FHLB advances	9,057	8,003	5,943
Total interest expense	21,336	16,917	12,231
Net interest income	21,302	22,996	21,679
Provision for loan losses	409	138	456
Net interest income after provision for loan losses	20,893	22,858	21,223
Noninterest income:
Service charges and fees	9,218	9,292	8,274
Gain on sale of loans	1,419	1,056	382
Increase in cash surrender value of bank owned life insurance	405	383	343
Loan servicing fees	549	620	672
Mortgage servicing rights, net	(445)	(179)	(480)
Other	44	(63)	937
Total noninterest income	11,190	11,109	10,128

Noninterest expense:
Compensation and benefits	14,249	15,081	12,636
Occupancy and equipment	2,871	2,759	2,765
Data processing	2,097	1,802	1,616
Advertising	1,475	1,025	1,147
Postage and supplies	650	811	785
Professional services	856	917	905
Insurance and taxes	429	431	341
Charitable contribution to Foundation	--	--	1,825
Other	918	1,119	1,138
Total noninterest expense	23,545	23,945	23,158
Income before income taxes	8,538	10,022	8,193
Income tax expense	3,267	3,810	2,910

NET INCOME	$ 5,271	$ 6,212	$ 5,283

Earnings per common share:
Basic	$0.36	$0.43	$0.36
Diluted	0.36	0.43	0.36

Weighted average number of shares outstanding:
Basic	14,614,509	14,484,982	14,696,071
Diluted	14,759,876	14,519,778	14,702,084

Dividends declared per share:	$0.220	$0.215	$0.100

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (In thousands, except share data)
					Unearned
					Shares
					Issued to
					Employee	Accumulated
			Additional		Stock	Other
	Common Stock		Paid-In	Retained	Ownership	Comprehensive
	Shares	Amount	Capital	Earnings	Plan	Income (Loss)	Total

Balance at Sept. 30, 2004	--	$ --	$ --	$45,099	$ --	$ (2)	$45,097
Common stock issued	15,062,746	151	58,424		(4,984)		53,591
Common stock issued to Foundation	146,004	1	1,459				1,460
Distribution to capitalize Mutual Holding Company			(50)				(50)
ESOP shares committed to be released			181		434		615
Treasury shares purchased	(298,092)	(3)	(3,899)				(3,902)
Dividends paid ($0.10 per share) (1)				(564)			(564)

Comprehensive income:

Net income				5,283			5,283
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(163)	(163)
Comprehensive income:							5,120
Balance at Sept. 30, 2005	14,910,658	149	56,115	49,818	(4,550)	(165)	101,367
Restricted stock issued, net of forfeitures	258,456	3	(3)				--
ESOP shares committed to be released			265		416		681
Share-based compensation expense			845				845
Dividends paid ($0.215 per share) (1)				(1,225)			(1,225)
Comprehensive income:
Net income				6,212			6,212
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(11)	(11)
Comprehensive income:							6,201
Balance at Sept. 30, 2006	15,169,114	152	57,222	54,805	(4,134)	(176)	107,869

(table continues on following page)


Restricted stock issued, net of forfeitures	(6,924)						--
ESOP shares committed to be released			357		436		793

Exercise of stock options	70,053		854				854

Share-based compensation expense			1,036				1,036
Excess tax benefits from equity compensation plans			144				144
Dividends paid ($0.220 per share) (1)				(1,281)			(1,281)

Comprehensive income:

Net income				5,271			5,271
Other comprehensive income:
Change in unrealized holding loss on securities available for sale, net of taxes						(100)	(100)
Unrealized holding loss resulting from transfer of securities from held to maturity to available for sale, net of taxes						(1,949)	(1,949)

Comprehensive income:							3,222

Balance at Sept. 30, 2007	15,232,243	$152	$59,613	$58,795	$(3,698)	$(2,225)	$112,637

(1) Home Federal MHC waived its receipt of dividends on the 8,979,246 shares it owns.

See accompanying notes.


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,271	$ 6,212	$ 5,283
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,712	1,640	1,615
Net accretion of premiums and discounts on investments	(62)	(90)	(43)
(Gain) loss on sale of fixed assets and repossessed assets	2	137	(367)
(Gain) Loss on sale of securities available for sale	(4)	--	11
Income from death benefits on bank owned life insurance	--	--	(456)
ESOP shares committed to be released	793	681	615
Equity compensation expense	1,036	845	--
Non-cash contribution to Foundation	--	--	1,460
Provision for loan losses	409	138	456
FHLB stock dividend	--	--	(30)
Accrued deferred compensation expense, net	640	826	586
Net deferred loan fees	81	541	(153)
Deferred income tax benefit	(565)	(397)	(951)
Excess tax benefit from equity compensation plans	(114)	--	--
Net gain on sale of loans	(1,419)	(1,056)	(382)
Proceeds from sale of loans held for sale	97,503	82,416	59,367
Originations of loans held for sale	(97,154)	(80,144)	(60,946)
Impairment of mortgage servicing rights	445	179	300
Net increase in value of bank owned life insurance	(405)	(383)	(343)
Change in assets and liabilities:
Interest receivable	222	(567)	(439)
Other assets	(801)	(674)	131
Interest payable	(240)	(699)	250
Other liabilities	331	(1,652)	3,949
Net cash provided by operating activities	7,681	7,953	9,913
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	13,094	28,065	21,749
Purchase of mortgage-backed securities held to maturity	--	(30,259)	(106,062)
Proceeds from sale and maturity of mortgage-backed securities available for sale	15,013	2,609	4,997
Purchase of mortgage-backed securities available for sale	(2,102)	--	(19,261)
Proceeds from sale of securities available for sale	3,848	--	--
Purchases of property and equipment	(1,181)	(2,447)	(2,802)
Purchase of FHLB stock	--	--	(2,244)
Net (increase)/decrease in loans	22,190	(33,827)	(39,274)
Purchased loans	--	(38,782)	--
Proceeds from disposition of property and equipment	17	19	562
Proceeds from death benefits on bank owned life insurance	--	--	752
Purchase of bank owned life insurance	--	(281)	--
Proceeds from sale of repossessed assets	155	510	223
Net cash provided (used) by investing activities	51,034	(74,393)	(141,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(25,672)	33,956	53,238
Net increase (decrease) in advances by borrowers for taxes and insurance	(528)	(1,765)	182
Proceeds from FHLB advances	153,860	253,425	260,950
Repayment of FHLB advances	(183,889)	(218,599)	(207,815)

(continues on next page)


HOME FEDERAL BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (In thousands)	Year Ended September 30,
	2007	2006	2005

Stock subscription orders refunded	--	--	(220,813)
Capitalization of Home Federal MHC	--	--	(50)
Proceeds from exercise of stock options	854	--	--
Excess tax benefit from equity compensation plans	144	--	--
Dividends paid	(1,281)	(1,225)	(564)
Repurchase of common stock	--	--	(3,902)
Net proceeds from stock issuance	--	--	53,591
Net cash provided (used) by financing activities	(56,512)	65,792	(65,183)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,203	(648)	(196,630)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,385	19,033	215,663

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 20,588	$ 18,385	$ 19,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 21,576	$ 17,617	$ 11,988
Income taxes	3,800	4,226	3,650

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of real estate and other assets in settlement of loans	$ 703	$ 2	$ 790
Change in fair value adjustment to securities available for sale, net of taxes	(100)	(11)	(163)
Transfer of securities from held to maturity to available for sale	171,668	--	--
Fair value adjustment to securities available for sale, net of taxes as a result of transferring securities from held to maturity to available for sale	(1,949)	--	--

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

Cash and Cash Equivalents:
For the purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the consolidated balance sheet caption Cash and amounts due from depository institutions. Cash and cash equivalents, including interest-bearing deposits, are on deposit with other banks and financial institutions in


amounts that periodically exceed the federal insurance limit. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the banks and financial institutions. The Company has not experienced any losses in such accounts.

Cash on Hand and in Banks:
The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at September 30, 2007 and 2006 was $1.6 million and $1.9 million, respectively.

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. In estimating other-than-temporary losses, management considers, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospectus of the issuer, and (3) the Company's ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any such write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities at September 30, 2007 and 2006 are temporary.

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

Mortgage Servicing Rights:
Retained mortgage servicing rights are measured at fair values as of the date of sale. In addition, mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the change occurs. Fair values are estimated using discounted cash flows based on current market interest rates. The Company utilizes an independent third party to assess the fair value of the servicing rights.

Fees earned for servicing mortgage loans are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.


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

The components of other comprehensive income and related tax effects are as follows:

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Unrealized holding gain (loss) on available for sale securities	$(3,411)	$(19)	$(282)
Reclassification adjustment for gain (loss) realized in income	4	--	(11)

Net unrealized gain (loss)	(3,415)	(19)	(271)
Tax effect	1,366	8	108

Unrealized gain (loss) after tax	$(2,049)	$(11)	$(163)

Advertising Costs:
Advertising costs are expensed as incurred. Advertising expense for the years ended September 30, 2007, 2006, and 2005, was $1.4 million, $1.0 million and $1.1 million respectively.

Recent Accounting Pronouncements:
In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of SFAS Statement No. 140," which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of income. We elected early adoption of the statement as of October 1, 2006 to measure mortgage servicing rights using the fair value method. The adoption of this statement did not have a material impact on our financial condition and results of operations.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an interpretation of Statement of Financial Accounting Standard ("SFAS") Statement No. 109." This interpretation clarifies Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," to indicate a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurements." The statement provides enhanced guidance for measuring assets and liabilities using fair value and applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the


effect of fair value measurements on earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on our consolidated financial condition or results of operations.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The statement permits entities to choose to measure selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. An entity may elect to early adopt as of the beginning of a fiscal year that begins on or before November 15, 2007. We are in the process of evaluating the impact of the statement on our consolidated financial position and results of operations.

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


Note 2 - Securities

Our investment policies are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The investment policies generally limit investments to mortgage-backed securities, U.S. Government and agency securities, municipal bonds, certificates of deposit and marketable corporate debt obligations. Investment in mortgage-backed securities includes those issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We may purchase mortgage-backed securities to supplement loan originations for portfolio during periods when we are not able to originate the desired level of portfolio loans.

During the quarter ended June 30, 2007, the Company transferred its entire portfolio of held to maturity mortgage- backed securities to available for sale to meet the additional liquidity needs associated with increasing commercial banking activities. As a result, mortgage-backed securities with an amortized cost, gross unrealized gains and gross unrealized losses of $171.7 million, $228,000 and $3.5 million, respectively were transferred to the available for sale category. As part of its liquidity management, the Company does not intend to classify any securities as held to maturity in the foreseeable future.

Mortgage-backed securities available for sale consisted of the following:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Agency mortgage-backed securities	$162,503	$191	$(3,823)	$158,871
Non-agency mortgage backed securities	3,464	-	(77)	3,387
	$165,967	$191	$(3,900)	$162,258

	September 30, 2006
Agency mortgage-backed securities	$ 12,476	$ -	$ (294)	$ 12,182

The contractual maturities of mortgage-backed securities available for sale are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

	September 30, 2007
	Amortized Cost	Fair Value
	(in thousands)

Due within one year	$ 91	$ 91
Due after one year through five years	239	243
Due after five years through ten years	6,585	6,471
Due after ten years	159,052	155,453
Total	$165,967	$162,258

For the years ended September 30, 2007, 2006, and 2005, proceeds from sales of securities available for sale amounted to $3.8 million, none and $935,000 respectively. Gross realized (gains) for the year ended September 30, 2007 were $(4,000). Gross realized losses for the years ended September 30, 2006, and 2005 were none and $11,000, respectively. All gain/losses were included in other noninterest income on the Consolidated Statements of Income.


Mortgage-backed securities held to maturity consisted of the following:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Agency mortgage-backed securities	$ --	$ --	$ --	$ --
Non-agency mortgage-backed securities	--	--	--	--
Total	$ --	$ --	$ --	$ --

	September 30, 2006
Agency mortgage-backed securities	$179,738	$138	$(4,470)	$175,406
Non-agency mortgage-backed securities	3,541	--	(105)	3,436
Total	$183,279	$138	$(4,575)	$178,842

The fair value of temporarily impaired securities, the amount of unrealized losses and the length of time these unrealized losses existed as of September 30, 2007 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Mortgage-backed
securities, available
for sale	$10,088	$(39)	$130,299	$(3,861)	$140,387	$(3,900)

Management has evaluated these securities and has determined that the decline in the value is temporary and not related to the underlying credit quality of the issuers or an industry specific event. The declines in value are on securities that have contractual maturity dates and future principal payments that will be sufficient to recover the current amortized cost of the securities. The Company has the ability and intent to hold the securities for a reasonable period of time for a forecasted recovery of the amortized cost.

As of September 30, 2007, the Bank had pledged mortgage-backed securities with an amortized cost of $91.9 million and a fair value of $88.9 million as collateral for FHLB advances. As of September 30, 2007, mortgage-backed securities with an amortized cost of $6.8 million and a fair value of $6.6 million were pledged to the Federal Reserve Bank as collateral for treasury tax and loan funds held by the Bank and for borrowings from the discount window. The Company has also pledged a mortgage-backed security with an amortized cost of $2.4 million and a fair value of $2.3 million as collateral for a $1.5 million revolving line of credit from the Bank. As of September 30, 2007, there was no balance owed on the line of credit.


Note 3 - Loans Receivable

Loans receivable are summarized as follows:

	September 30,
	2007	2006
	(in thousands)
Real Estate:
One- to four-family residential	$249,545	$293,640
Multi-family residential	6,864	7,049
Commercial	133,823	125,401
Total real estate	390,232	426,090

Real Estate Construction:
One- to four-family residential	20,545	23,678
Multi-family residential	1,770	--
Commercial and land development	21,899	16,344
Total real estate construction	44,214	40,022

Consumer:
Home equity	42,990	34,143
Automobile	2,173	3,245
Other consumer	1,405	1,300
Total consumer	46,568	38,688

Commercial business	3,122	2,480
	484,136	507,280
Less:
Deferred loan fees	1,030	1,241
Allowance for loan losses	2,988	2,974
Loans receivable, net	$480,118	$503,065

The majority of residential mortgage loans are pledged as collateral for FHLB advances (see Note 7).


The contractual maturity of loans receivable at September 30, 2007, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within 1 Year	One Year To 5 Years	After 5 Years	Total
	(in thousands)
Real estate:
One- to four-family residential	$ 34	$ 3,188	$246,323	$249,545
Multi-family residential	--	--	6,864	6,864
Commercial	2,352	6,093	125,378	133,823
Total real estate	2,386	9,281	378,565	390,232

Real estate construction:
One- to four-family residential	19,498	700	347	20,545
Multi-family residential	--	920	850	1,770
Commercial and land development	8,387	4,134	9,378	21,899
Total real estate construction	27,885	5,754	10,575	44,214

Consumer:
Home equity	603	2,651	39,736	42,990
Automobile	25	1,889	259	2,173
Other consumer	1,035	370	--	1,405
Total consumer	1,663	4,910	39,995	46,568

Commercial business	1,683	1,249	190	3,122

Total loans receivable	$33,617	$21,194	$429,325	$484,136

The interest rates on loans at September 30, 2007, fall into the following fixed and variable components

(in thousands):

Fixed rates	$208,538
Variable rates	275,598
Total loans receivable	$484,136

An analysis of the changes in the allowance for loan losses is as follows:

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Beginning balance	$2,974	$2,882	$2,637
Provision for loan losses	409	138	456
Charge offs	(219)	(70)	(234)
Transfer to unfunded commitments	(192)	--	--
Recoveries	16	24	23
Ending balance	$2,988	$2,974	$2,882

At September 30, 2007, the Company had three impaired loans for which a specific valuation allowance existed. The combined outstanding balance of these three loans was $833,000 at September 30, 2007. At September 2006 and 2005, the Company did not have any impaired loans. The average balance of impaired loans for which a


specific valuation allowance existed was approximately $356,000, $14,000 and $152,000 during the years ended September 30, 2007, 2006 and 2005, respectively. No interest income was recognized on impaired loans as of September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007, 2006, and 2005, the Company had no accruing loans that were contractually past due 90 days or more. The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 4 - Mortgage Servicing Rights

Mortgage servicing rights represent the fair value of the future loan servicing fees from the right to service loans for others. The unpaid principal balances of loans serviced at September 30, 2007, 2006 and 2005 were $190.0 million, $216.7 million and $242.3 million, respectively. Loans serviced for others are not included in the consolidated statements of financial condition. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of the mortgage servicing rights declines. Conversely, during periods of rising rates, the value of the mortgage servicing rights generally increases as a result of slower rates of prepayments. The Company does not use derivatives to hedge fluctuations in the fair value of the servicing rights.

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

The Company has identified two classes of mortgage servicing assets based upon the nature of the collateral, interest rate mechanism and nature of the loan. The Company uses an independent third party to periodically value the residential mortgage servicing rights using information such as anticipated prepayment speeds, discount rates and servicing fees associated with the type of loans sold. The mortgage servicing rights associated with commercial loans, which represent an immaterial portion of total mortgage servicing rights, are evaluated internally on a periodic basis.

Upon the change from the amortization method to fair value accounting under SFAS No. 156, the calculation of amortization and the assessment of impairment were discontinued. Those measurements have been replaced by adjustments to fair value that encompass market-driven valuation changes. Under the fair value method, the changes in fair value are reported in "Mortgage servicing rights, net" on the Consolidated Statements of Income.


The following table lists the classes of servicing rights, activities in the balance of each class and fees earned for the periods indicated:

	Year Ended
Servicing Right Classes	2007	2006	2005
	(in thousands)

One- to four-family residential loans:
Beginning Balance	$2,468	$2,615	$3,061
Additions for new mortgage servicing rights capitalized	-	153	429
Adjustments to fair value	(435)	(437)	(575)
Write-up (impairment)	-	137	(300)
Ending Balance	$2,033	$2,468	$2,615

Commercial real estate loans:
Beginning Balance	$ 24	$ 56	$ 91
Additions for new mortgage servicing rights capitalized	-	-	11
Adjustments to fair value	(10)	-	-
Amortization of servicing rights	-	(32)	(46)
Ending Balance	$ 14	$ 24	$ 56

The amount of contractually specified servicing fees for one- to four-family residential loans were $549,000, $620,000, and $672,000, for the years ended September 30, 2007, 2006 and 2005 respectively. The servicing fees for one- to four-family residential loans are recorded in "Loan Servicing Fees" on the Consolidated Statements of Income. The amount of contractually specified servicing fees for commercial real estate loans, as well as late fees and other ancillary fees earned for the periods indicated, were immaterial in amount.

Note 5 - Properties and Equipment

Properties and equipment at September 30, 2007 and 2006 are summarized as follows:

	September 30,
	2007	2006
	(in thousands)

Land	$ 2,875	$ 2,875
Buildings and leasehold improvements	9,810	9,718
Construction in progress	561	261
Furniture and equipment	8,964	8,888
Automobiles	74	114
Total cost	22,284	21,856
Less accumulated depreciation and amortization	(9,920)	(9,007)
Net book value	$12,364	$12,849

Repairs and maintenance are charged against income as incurred; major remodels and improvements are capitalized. Depreciation and amortization charged against operations for the years ended September 30, 2007, 2006, and 2005, was $1.6 million, $1.6 million and $1.6 million, respectively.


Note 6 - Deposit Accounts

Deposit information by type and weighted average rates are summarized as follows:

	Rate	September 30, 2007	Rate	September 30, 2006
	(dollars in thousands)

Savings deposits	0.64%	$ 23,116	0.25%	$ 23,655
Demand deposits	1.34	166,302	0.76	172,902
		189,418		196,557

Certificates of deposit	0.00-0.99%	374	0.00-0.99%	268
	1.00-1.99	5	1.00-1.99	341
	2.00-2.99	2,257	2.00-2.99	17,924
	3.00-3.99	24,012	3.00-3.99	57,055
	4.00-4.99	63,632	4.00-4.99	75,300
	5.00-5.99	123,617	5.00-5.99	74,728
	6.00-6.99	1,294	6.00-6.99	8,108
Total Certificates of deposit		215,191		233,724

Total deposits		$404,609		$430,281

Scheduled maturities of certificates of deposits are as follows:

	September 30,
	2007	2006
	(in thousands)

2007	$ --	$188,461
2008	172,584	28,407
2009	25,047	8,586
2010	10,575	6,201
2011	5,349	1,810
2012	1,441	--
Thereafter	195	259
	$215,191	$233,724

Deposit accounts are insured by the FDIC up to $100,000, except for individual retirement accounts that are insured up to $250,000. At September 30, 2007 and 2006, certificates of deposits of $100,000 or greater were $64.9 million and $68.5 million, respectively.

Interest expense by type of deposit account is summarized as follows:

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Savings deposits	$ 103	$ 51	$ 51
Demand deposits	1,783	1,000	692
Certificates of deposit	10,393	7,863	5,545
Total	$12,279	$8,914	$6,288


Note 7 - Federal Home Loan Bank Advances

The Bank has the ability to borrow up to 40% of its total assets from the FHLB of Seattle, limited by available collateral. Advances are collateralized by all FHLB stock owned by the Bank, deposits with the FHLB of Seattle, and certain residential mortgages and mortgage-backed securities. The outstanding balances on FHLB advances at September 30, 2007 and 2006 were $180.7 million and $210.8 million, respectively, with interest rates ranging from 2.84% to 6.77% as of September 30, 2007.

The Bank's borrowings consisted of the following:

	September 30,
	2007	2006
	(dollars in thousands)
FHLB advances
Maximum outstanding at any month end	$223,000	$214,000
Average outstanding	202,000	191,000

Weighted average interest rates
For the period	4.49%	4.20%
At end of period	4.55	4.36

Scheduled maturities of the fixed rate FHLB borrowings were:

	September 30,
	2007		2006
	Average Interest Rates	Amount	Average Interest Rates	Amount
	(dollars in thousands)

2007	--%	$ --	3.87%	$ 47,729
2008	4.14	43,758	4.14	43,758
2009	4.60	76,882	4.60	76,882
2010	4.69	15,240	4.69	15,240
2011	5.16	8,050	5.10	1,450
2012	4.91	15,100	--	--
Thereafter	4.64	21,700	4.65	25,700
Total		$180,730		$210,759

Included in the Bank's borrowing capacity with the FHLB is a cash management advance account. The balance in this account at September 30, 2007 and 2006 was none and $4.6 million, respectively, and the interest rates for this account were 5.50% and 5.58%, respectively.

Note 8 - Employee Retirement Plans

401(k) Plan: The Company has a 401(k) retirement plan covering substantially all of its employees. The Company matches 50% of employee contributions up to the employee's first 10% contributed to the Plan. For the years ended September 30, 2007, 2006, and 2005, total Company contributions were $214,000, $192,000 and $171,000, respectively.

Salary Continuation Plan:
As a supplement to the 401(k) retirement plan, the Company has adopted a Salary Continuation Plan pursuant to agreements with certain executive officers of the Company and its subsidiaries. Under the Salary Continuation Plan,


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

The accrued liability for the salary continuation plan was $1.9 million and $1.5 million at September 30, 2007 and 2006, respectively. The amounts recognized in compensation expense were $403,000, $311,000 and $318,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

Deferred Incentive Compensation:
The Company has deferred incentive compensation agreements with certain executive officers and the Board of Directors. Under the agreements, the Company is obligated to provide for each such executive and board member or his beneficiaries during a period of fifteen or ten years after the death, disability, or retirement of the executive or board member. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreement until the expected retirement dates of the participants

The Company accrues annual interest on the unfunded liability under the plan based upon a formula relating to the change in retained earnings, which amounted to 8.5%, 12.0%, and 11.0% for directors and 8.5%, 12.0%, and 11.7% for executive officers for the years ended September 30, 2007, 2006 and 2005, respectively. The accrued liability for the deferred incentive compensation agreements was $1.8 million and $1.7 million at September 30, 2007 and 2006, respectively. The amounts recognized in compensation expense were $124,000, $422,000, and $93,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

Director Retirement Plan:
Home Federal Bancorp adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. Upon the later of attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the fees paid to the director for the preceding year, payable in monthly installments over 15 years. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his prior years directors fees. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors' fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances.

The accrued liability for the director retirement plans was $513,000 and $478,000 at September 30, 2007 and 2006, respectively. The amounts recognized in compensation expense were $51,000, $50,000 and $120,000 for the years ended September 30, 2007, 2006, and 2005, respectively.


The Company's deferred compensation agreements and supplemental executive retirement plans are unfunded plans and have no plan assets.  The following table reconciles the accumulated liability for the benefit obligation of these contracts. The benefit obligation represents the net present value of future payments to individuals under the agreements.

	Year ended September 30,
	2007	2006
	(in thousands)
Beginning balance	$3,875	$3,049
Benefit expense	660	842
Benefit payments	(20)	(16)
Ending Balance	$4,515	$3,875

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

Recognition and Retention Plan ("RRP"). The purpose of the RRP is to promote the long-term interests of the Company and its stockholders by providing restricted stock as a means for attracting and retaining directors and key employees. The maximum number of shares that may be awarded under the RRP is 298,092. Restricted stock awards vest over a five-year period and, therefore, the fair value of these awards will be accrued ratably over a five-year period as compensation expense. The amounts recognized in compensation expense were $640,000, $617,000, and $-- for the years ended September 30, 2007, 2006, and 2005 respectively. As of September 30, 2007, restricted stock awards of 251,532 shares of common stock were outstanding. As of September 30, 2007, awards of 48,693 shares have vested with a fair value of $618,000. The Company has an aggregate of 60,870 restricted shares available for future issuance under the RRP.

Restricted stock activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Nonvested at September 30, 2005	--	$ --
Granted	270,380	12.85
Forfeited	(11,924)	12.70
Nonvested at September 30, 2006	258,456	12.85
Vested	(48,693)	12.85
Granted	5,000	17.43
Forfeited	(11,924)	12.70
Nonvested at September 30, 2007	202,839	$12.98


Stock Option and Incentive Plan ("SOP"). The Company implemented the SOP to promote the long-term interests of the Company and its stockholders by providing an incentive to directors and key employees who contribute to the operating success of the Company. The maximum number of stock options and stock appreciation rights that may be issued under the SOP is 745,229. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The options vest over five years and expire ten years from the date of grant. The Company has an aggregate of 121,948 stock options available for future issuance under the SOP.

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

	Risk Free Interest Rate	Expected Life (yrs)	Expected Volatility	Expected Forfeiture Rate	Expected Dividend Yield

Options granted in 2005	3.98%	5.50	14.96%	3.03%	2.00%
Options granted in 2006	4.72	7.50	16.76	--	2.00
Options granted in 2007	4.57	7.50	17.43	--	2.00

Stock option activity is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at September 30, 2004	--	$ --	$ --
Granted	581,278	12.20	2.08
Forfeited	--	--	--
Exercised	--	--	--
Outstanding at September 30, 2005	581,278	12.20	2.08
Granted	180,510	14.70	3.43
Forfeited	(87,937)	12.20	2.08
Exercised	--	--	--
Outstanding at September 30, 2006	673,851	12.87	2.44
Granted	25,000	17.43	4.06
Forfeited	(75,570)	12.27	2.17
Exercised	(70,053)	12.20	2.08
Outstanding at September 30, 2007	553,228	$13.24	$2.60


Options outstanding at September 30, 2007 were as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$12.20	7.8	356,218	$12.20	$ 395,402	153,517	$12.20	$ 170,404
12.85	8.4	31,500	12.85	14,490	7,500	12.85	3,450
15.13	8.9	65,580	15.13	(119,356)	--	--	--
15.30	9.0	74,930	15.30	(149,111)	14,986	15.30	(29,822)
17.43	9.2	25,000	17.43	(103,000)	--	--	--
		553,228		$ 38,425	176,003		$ 144,032

Cash proceeds received from the exercise of stock options were $854,000 for the year ended September 30, 2007 and none for the year ended September 30, 2006. The total intrinsic value of stock options exercised was $339,000 for the year ended September 30, 2007 and none for the year ended September 30, 2006. The amounts recognized in compensation expense were $396,000, $228,000 and none for the years ended September 30, 2007, 2006, and 2005 respectively. Tax benefits related to stock option exercises were $55,000 for the year ended September 30, 2007 and none for the year ended September 30, 2006. It is the Company's general policy to issue new shares for the exercise of stock options.

As of September 30, 2007, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Restricted Stock	Total Awards
	(in thousands)

2008	$349	$ 583	$ 932
2009	273	583	856
2010	215	583	798
2011	82	65	147
2012	5	4	9
Total	$924	$1,818	$2,742


Note 10 - Employee Stock Ownership Plan

In connection with the minority stock offering, the Company established an ESOP for the benefit of its employees. The ESOP covers all employees with at least one year and 1000 hours of service. Shares are released for allocation at the discretion of the Board of Directors. The Company issued 498,360 shares of common stock to the ESOP in exchange for a ten-year note of approximately $5.0 million, which has been recorded as "Unearned shares issued to employee stock ownership plan" within stockholders' equity. As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares. ESOP compensation expense included in salaries and benefits was $793,000, $681,000 and $615,000 for the years ended September 30, 2007, 2006, and 2005, respectively. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce principal or interest on the ESOP loan.

ESOP share activity is summarized in the following table:

	Unreleased ESOP Shares	Fair Value of Unreleased Shares	Allocated and Released Shares	Total ESOP shares

ESOP shares issued on December 06, 2004	498,360	$4,983,600	--	498,360
Allocation on September 30, 2005	(49,836)		49,836	--
Balance at September 30, 2005	448,524	5,696,300	49,836	498,360
Allocation on September 30, 2006	(49,836)		49,836	--
Balance at September 30, 2006	398,688	6,199,600	99,672	498,360
Allocation on September 30, 2007	(49,836)		49,836	--
Balance at September 30, 2007	348,852	4,643,200	149,508	498,360


Note 11 - Commitments and Contingencies

Lease commitments:
The Company has entered into noncancelable operating leases for land and buildings that require future minimum rental payments in excess of one year as of September 30, 2007. Certain lease payments may be adjusted periodically in accordance with changes in the Consumer Price Index. The estimated future minimum annual rental payments, exclusive of taxes and other charges, are summarized as follows:

Year ending September 30,
(in thousands)
2008	$ 531
2009	533
2010	495
2011	186
2012	122
Thereafter	1,757
Total	$3,624

Total rent expense for the years ended September 30, 2007, 2006, and 2005, was $463,000, $434,000 and $388,000, respectively. The Company also leases office space to others on a month-to-month basis. Total rental income was $33,000, $34,000 and $43,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

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

At September 30, 2007 and 2006, commitments to extend credit were as follows:

	September 30,
	2007	2006
	(in thousands)

Unfunded commitments under lines of credit and letters of credit	$37,386	$30,984
Undisbursed balance of loans closed	10,324	22,973
Commitments to originate loans:
Fixed rate	9,229	12,034
Adjustable rate	5,743	7,878
Total commitments	$62,682	$73,869

The Company estimates a reserve related to unfunded loan commitments. In assessing the adequacy of the reserve, the Company uses a similar approach used in the development of the allowance for loan losses. At September 30,


2007, the reserve for unfunded loan commitments was $138,000, which was included in other liabilities on the Consolidated Balance Sheets.

Most of the Bank's business activity is with customers located in the State of Idaho. Loans to one borrower are generally limited, by federal banking regulation, to 15% of the Bank's regulatory capital. As of September 30, 2007 and 2006, the Bank had no individual industry concentrations of credit risk.

In connection with certain asset sales, the Bank typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Bank may have an obligation to repurchase the assets or indemnify the purchaser against loss. As of September 30, 2007, loans under warranty totaled $190.0 million, which substantially represents the unpaid principal balance of the Company's residential mortgage loans serviced for investors. The Bank believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

Note 12 - Related Party Transactions

In the normal course of business, the Company makes loans to its executive officers, directors and companies affiliated with these individuals. It is management's opinion that loans to the Company's officers and directors have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and have not involved more than normal risk of collectibility. An analysis of activity with respect to loans receivable from directors, executive officers and their affiliates is as follows:

	September 30,
	2007	2006
	(in thousands)

Beginning balance	$919	$987
Principal advances	--	8
Principal repayments	(47)	(76)
Balance, end of year	$872	$919

The Company also accepts deposits from its executive officers, directors, and affiliated companies on substantially the same terms as unrelated parties. The aggregate dollar amounts of these deposits were $1.4 million and $1.1 million at September 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As of September 2007, the Bank meets all of the capital adequacy requirements to which it is subject.


The actual and required minimum capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

September 30, 2007:

Total risk-based capital (to risk-weighted assets)	$96,805	21.38%	$36,224	> 8.0%	$45,280	> 10.0%
Tier 1 (core) capital	93,736	13.56	27,654	> 4.0	34,568	> 5.0
Tangible capital (to tangible assets)	93,736	13.56	13,827	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	93,678	20.69	18,112	> 4.0	27,168	> 6.0

September 30, 2006:

Total risk-based capital (to risk-weighted assets)	$90,230	19.46%	$37,099	> 8.0%	$46,373	> 10.0%
Tier 1 (core) capital	87,322	11.77	29,678	> 4.0	37,097	> 5.0
Tangible capital (to tangible assets)	87,322	11.77	14,839	> 2.0	N/A	N/A
Tier 1 risk-based capital (to risk-weighted assets)	87,256	18.82	18,549	> 4.0	27,824	> 6.0

The following table is a reconciliation of the Bank's capital, calculated according to generally accepted accounting principles, to total Tier 1 capital:

	September 30,
	2007	2006
	(in thousands)

Equity	$91,908	$87,459
Other comprehensive income - unrealized loss on securities	2,033	112
Mortgage servicing rights, net	(205)	(249)
Total Tier 1 capital	$93,736	$87,322

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


Note 14 - Income Taxes

The provision for income tax expense consisted of the following:

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Current	$3,946	$4,207	$3,861
Deferred	(679)	(397)	(951)
Income tax expense	$3,267	$3,810	$2,910

The provision for income tax expense differs from that computed at the statutory corporate tax rate as follows:

	Year Ended September 30,
	2007	2006	2005
	(in thousands)

Federal income tax at statutory rates	$2,904	$3,407	$2,786
State income taxes, net of federal benefit	410	450	411
Effect of permanent differences	(47)	(47)	(287)
Income tax expense	$3,267	$3,810	$2,910

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	September 30,
	2007	2006
	(in thousands)
Deferred tax asset:
Deferred compensation	$ 1,878	$ 1,612
Unrealized loss on securities available for sale	1,484	118
Allowance for loan losses	1,301	1,237
Equity compensation	373	281
Accrued expenses	186	205
Other	33	67
Total deferred tax asset	5,255	3,520

Deferred tax liability:
Fixed asset basis	(365)	(441)
Deferred loan costs	(532)	(570)
Prepaid expenses	(139)	(155)
Mortgage servicing rights	(851)	(1,037)
FHLB stock dividends	(1,960)	(1,960)
Other	(162)	(157)
Total deferred tax liability	(4,009)	(4,320)

Net deferred tax asset (liability)	$ 1,246	$ (800)

Included in retained earnings at September 2007 and 2006 is approximately $2.1 million in bad debt reserves for which no deferred income tax liability has been recorded. This amount represents allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad debt losses or


adjustments arising from carryback of net operating losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on this amount was approximately $900,000 at September 2007 and 2006.

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

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended September 30,
	2007	2006	2005
	(in thousands, except share data)
Basic earnings per share:
Income available to common stockholders	$5,271	$6,212	$5,283
Weighted-average common shares outstanding	14,614,509	14,484,982	14,696,071
Basic earnings per share	$0.36	$0.43	$0.36

Diluted earnings per share:
Income available to common stockholders	$5,271	$6,212	$5,283

Weighted-average common shares outstanding	14,614,509	14,484,982	14,696,071
Net effect of dilutive stock options	92,076	--	6,013
Net effect of dilutive RRP awards	53,291	34,796	--
Weighted-average common shares outstanding and common stock equivalents	14,759,876	14,519,778	14,702,084

Diluted earnings per share	$0.36	$0.43	$0.36


Note 16 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

	September 30,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 20,588	$ 20,588	$ 18,385	$ 18,385
Mortgage-backed securities available for sale	162,258	162,258	12,182	12,182
Mortgage-backed securities held to maturity	--	--	183,279	178,842
Loans held for sale	4,904	4,904	4,119	4,119

Loans receivable, net	480,118	487,754	503,065	493,624

FHLB stock	9,591	9,591	9,591	9,591

Financial Liabilities:

Demand and savings deposits	189,418	189,418	196,557	196,557

Certificates of deposit	215,191	215,576	233,724	232,169

FHLB advances	180,730	181,598	210,759	214,270

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

Loans held for sale:
The carrying amount approximates fair value.

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


estimated using discounted cash flow analysis using the rates currently offered for deposits of similar remaining maturities. Certificates with maturities less than one year are valued at carrying values.

Off-balance-sheet instruments:
Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower's credit standing. The fair value of the fees at September 30, 2007 and 2006 were insignificant.

Note 17 - Parent Only Financial Information

Home Federal Bancorp was formed to serve as the stock holding company for the Bank pursuant to the Bank's mutual holding company reorganization. The following are the condensed financial statements for Home Federal Bancorp (parent company only):

BALANCE SHEETS (In thousands)	September 30, 2007	September 30, 2006

ASSETS
Cash and amounts due from depository institutions	$ 3,504	$ 2,099
Mortgage-backed securities available for sale, at fair value	16,405	4,817
Mortgage-backed securities held to maturity, at cost	--	12,865
Investment in the Bank	91,908	87,459
Other assets	879	653
TOTAL ASSETS	$112,696	$107,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$ 59	$ 24
Stockholders' equity	112,637	107,869

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,696	$107,893

STATEMENTS OF INCOME (In thousands)	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005

Income:
Investment interest	$ 95	$ 36	$ 24
Mortgage-backed security interest	768	773	712
Other income	108	119	131
Dividend income from the Bank	--	--	--
Total income	971	928	867

Expense:
Professional services	125	156	207
Charitable contribution to Foundation	--	--	1,825
Other	220	228	160
Total expense	345	384	2,192
Income (loss) before income taxes and equity in undistributed earnings in the Bank	626	544	(1,325)
Income tax expense (benefit)	188	154	(536)
INCOME (LOSS) OF PARENT COMPANY	438	390	(789)
EQUITY IN UNDISTRIBUTED INCOME OF THE BANK	4,833	5,822	6,072
NET INCOME	$5,271	$6,212	$5,283


STATEMENTS OF CASH FLOWS (In thousands)	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,271	$ 6,212	$ 5,283
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed earnings of the Bank	(4,833)	(5,822)	(6,072)
Net amortization of premiums on investments	15	17	19
Provision for deferred income taxes	--	343	(343)
Loss on sale of securities available for sale	--	--	11
ESOP shares committed to be released	436	416	434
Non-cash contribution to Foundation	--	--	1,460
Change in assets and liabilities:
Other assets	(102)	218	(676)
Other liabilities	(8)	--	70
Net cash provided by operating activities	779	1,384	186
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of mortgage-backed securities held to maturity	854	1,810	1,395
Purchase of mortgage-backed securities held to maturity	--	--	(16,080)
Proceeds from maturity of mortgage-backed securities available for sale	2,298	1,250	2,323
Purchase of mortgage-backed securities available for sale	(2,102)	--	(8,536)
Loan originations and principal collections, net	3	3	(198)
Net cash provided (used) by investing activities	1,053	3,063	(21,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	--	--	(3,902)
Investment in subsidiary	--	--	(29,288)
Capitalization of Home Federal MHC	--	--	(50)
Net proceeds from stock issuance	--	--	53,591
Dividends paid	(1,281)	(1,225)	(564)
Intercompany borrowing, net		(1,300)	1,300
Proceeds from exercise of stock options	854	--	--
Net cash provided (used) by financing activities	(427)	(2,525)	21,087
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,405	1,922	177
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,099	177	--

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,504	$ 2,099	$ 177


Note 18 - Selected Quarterly Financial Data (unaudited)
(In thousands, except share data)

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007

Interest and dividend income	$10,872	$10,738	$10,650	$10,378
Interest expense	5,373	5,377	5,338	5,248
Net interest income	5,499	5,361	5,312	5,130
Provision for loan losses	71	--	--	338
Non-interest income	2,883	2,761	2,982	2,564
Non-interest expense	6,246	6,094	5,794	5,411
Income before income taxes	2,065	2,028	2,500	1,945
Income tax expense	796	787	934	750
Net income	$ 1,269	$ 1,241	$ 1,566	$ 1,195
Basic earnings per share (1)	$ 0.09	$ 0.09	$ 0.11	$ 0.08
Diluted earnings per share (1)	0.09	0.08	0.11	0.08

	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006

Interest and dividend income	$9,331	$9,575	$10,387	$10,620
Interest expense	3,349	3,941	4,593	5,034
Net interest income	5,982	5,634	5,794	5,586
Provision for loan losses	55	90	175	(182)
Non-interest income	2,801	2,489	3,053	2,766
Non-interest expense	5,880	6,051	6,131	5,883
Income before income taxes	2,848	1,982	2,541	2,651
Income tax expense	1,088	749	980	993
Net income	$1,760	$1,233	$ 1,561	$ 1,658
Basic earnings per share (1)	$ 0.12	$ 0.09	$ 0.11	$ 0.11
Diluted earnings per share (1)	0.12	0.09	0.11	0.11

_______
(1) Quarterly earnings per share may vary from annual earnings per share due to rounding.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

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

Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A number of internal control procedures were, however, modified during the year in conjunction with the Bank's internal control testing and conversion to a new core processing system. The Company also continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

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

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.


PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table provides information regarding our directors.

Name	Age as of September 30, 2007	Position Held With Home Federal Bancorp	Director Since	Current Term of Office Expires

Daniel L. Stevens	64	Chairman of the Board, President and Chief Executive Officer	1996	2009
Fred H. Helpenstell, M.D.	76	Director	1991	2009
Thomas W. Malson	77	Director	1986	2008
N. Charles Hedemark	65	Director	1983	2008
James R. Stamey	64	Director	2001	2010
Robert A. Tinstman	61	Director	1999	2010
Richard J. Navarro	55	Director	2005	2009
Len E. Williams	48	Director	2007	2008

The business experience of each director for at least the past five years is set forth below.

Daniel L. Stevens is Chairman of the Board, President and Chief Executive Officer of Home Federal Bancorp, positions he has held since 2004, and Chairman of the Board and Chief Executive Officer of Home Federal Bank. He has served as Chief Executive Officer since 1995. Mr. Stevens served as President of Home Federal Bank until September 2006, when he announced his plans for retirement in 2008 and a successor, Len E. Williams, was appointed President of Home Federal Bank. Mr. Stevens became a director in 1996 and has served as Chairman of the Board of Home Federal Bank since 1999. He has been in the financial services industry for over 35 years and has served as an executive officer or chief executive officer for four other mutual and stock thrifts during his career. He is past Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Seattle. He served as the Chairman of the Audit Committee and a member of the Financial Operations Committee of the Federal Home Loan Bank of Seattle. Mr. Stevens was a director of the Federal Home Loan Bank of Seattle from 1996 until 2004. He is a director of America's Community Bankers, serves on America's Community Bankers' Federal Home Loan Bank System Committee, chairs the America's Community Bankers Credit Union Committee, and is First Vice Chair of America's Community Bankers COMPAC Board of Governors. He currently serves as Chairman of the Board of the Idaho Bankers Association, is a past Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce, and is a director of the Midwest Conference of Community Bankers. He is the former director of the Boise State University Foundation, and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

Fred H. Helpenstell, M.D. is a retired physician. Dr. Helpenstell earned his medical degree from the University of Illinois Medical School in 1956. He was certified by the American Board of Orthopaedic Surgery in 1966 and opened his practice in Nampa, Idaho. He served on the Idaho State Board of Medical Examiners from 1968 until 1975 and was President of the Board of Directors of Mercy Medical Center in Nampa. After volunteering his orthopedic skills in Nepal, he spent seven years as chair of the Nepal Program for Health Volunteers Overseas. Dr. Helpenstell is a director of MedNow, Inc., a medical equipment provider, Terry Reilly Health Services, the Boise Philharmonic Association and the Boise Philharmonic Foundation.

Thomas W. Malson has been the owner and Chief Executive Officer of Robertson Supply, Inc. since 1968. Robertson Supply, Inc. located in Nampa, Idaho since 1948, is a wholesale distributor of plumbing and related products with outlets in seven Southern Idaho and Eastern Oregon cities.

N. Charles Hedemark retired as Executive Vice President and Chief Operating Officer of Intermountain Gas Company, a natural gas utility company in July 2005, after serving as an employee since 1965. Mr. Hedemark is a


graduate of The College of Idaho and the Executive Program at Stanford University. He is a director and past Chairman of Blue Cross of Idaho. Mr. Hedemark is also a director of the Capital City Development Corporation and is a past President of the Northwest Gas Association.

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

Robert A. Tinstman is a consultant for Tinstman and Associates, LLC, a construction consulting company. From May 2002 until May 2007, he was Executive Chairman of the James Construction Group, LLC, Baton Rouge, Louisiana, a construction company. Prior to that, Mr. Tinstman was the sole owner and a consultant of Tinstman & Associates, Boise, Idaho, a construction consulting company, from May 1999 until May 2002. He served as President and Chief Executive Officer of the Morrison-Knudsen Company, Boise, Idaho, an engineering, construction and mining company, from 1995 until February 1999, where he had been employed since May 1974. Mr. Tinstman is also a director of IDACORP, Inc., Boise, Idaho, and CNA Surety Corporation, a Chicago, Illinois insurance agency, both of which are public companies.

Richard J. Navarro is the Chief Financial Officer of Albertsons LLC, a retail food and drug company, and has over 29 years of experience in the industry. Mr. Navarro is a Certified Public Accountant and from 2004 until 2006, was a consultant providing financial management services to various business. Prior to that, Mr. Navarro was employed by Albertsons, Inc. and held several management positions including Senior Vice President and Controller from 1999 to 2003. He currently serves on the Board of Directors of TitleOne Corporation and the Boise State University Foundation. He is also the past Chairman of the Associated Taxpayers of Idaho. Mr. Navarro is a graduate of Boise State University and the Executive Financial Management Program at Stanford University, Graduate School of Business.

Len E. Williams joined Home Federal Bank as President in September 2006 and was appointed as a director of Home Federal Bank and Home Federal Bancorp in April 2007. Mr. Williams has 30 years of commercial banking experience serving in many regional and national leadership roles. Prior to joining Home Federal Bank, Mr. Williams was Senior Vice President and Head of Business Banking with Fifth Third Bank. He was charged with creating and growing the business line and providing leadership over the company's business banking personnel, processes and products. Form 1987 to 2005, he held several management positions with Key Bank, including President of Business Banking from 2003 to 2005 and President of the Colorado District from 1999 to 2003. His prior experience includes regional corporate and commercial banking leadership responsibility. Mr. Williams is a member of the Board of Directors of the Boise Metro Chamber of Commerce and has served as chairman of Junior Achievement and Boys and Girls Clubs. Mr. Williams holds an M.B.A. from the University of Washington and is a graduate of the Pacific Coast Banking School.


Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age as of	Position
Name	September 30, 2007	Company	Bank

Daniel L. Stevens	64	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board and Chief Executive Officer

Len E. Williams	48	Director	Director and President

Robert A. Schoelkoph	55	Senior Vice President, Treasurer, Secretary, and Chief Financial Officer	Senior Vice President, Treasurer, Secretary, and Chief Financial Officer

Roger D. Eisenbarth	60	--	Senior Vice President and Chief Credit Officer

Lynn A. Sander (1)	55	--	Executive Vice President of Consumer Banking

Denis J. Trom	61	--	Senior Vice President of Human Resources

Steven K. Eyre (1)	46	--	Executive Vice President of Consumer Banking

Cindy L. Bateman	46	--	Senior Vice President and Commercial Banking Team Lead

Sean P. Watt	37	--	Senior Vice President of Branch Administration

Steven E. Emerson	37	--	Executive Vice President and Chief Lending Officer

(1)         On November 15, 2007, we announced that Lynn Sander who has been our Executive Vice President of Consumer Banking would transition from her current position to a new role as our Vice President and Community Relations/Development Manager. The transition period is anticipated to last through December 2007. Concurrently, we announced the hiring of Steven K. Eyre as our Executive Vice President of Consumer Banking.

The business experience of each executive officer, with the exception of Daniel L. Stevens and Len E. Williams, for at least the past five years is set forth below. The business experience of Mr. Stevens and Mr. Williams appears above under "Directors."

Robert A. Schoelkoph is Senior Vice President, Treasurer, Secretary and Chief Financial Officer of Home Federal Bancorp and Home Federal Bank. Mr. Schoelkoph joined Home Federal Bank in 1980. He was controller of Home Federal Bank from 1980 until 1983, Vice President and Treasurer from 1983 to 1994, and has served as Senior Vice President, Chief Financial Officer and Treasurer since 1983. The title of Secretary was added in 2007. He is a past member and Chairman of the Idaho Employers Council and a member of the Board of Directors of the Nampa Shelter Foundation. Mr. Schoelkoph is a certified public accountant.

Roger D. Eisenbarth is Senior Vice President and Chief Lending Officer of Home Federal Bank. Mr. Eisenbarth joined the Bank as Vice President, Caldwell Branch Manager in 1978, and has served in his current capacity since November 1993. Mr. Eisenbarth also served as Home Federal Corporate Secretary from 1993 to 2005. Prior to


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

Lynn A. Sander is Executive Vice President/Consumer Banking of Home Federal Bank. Ms. Sander joined Home Federal Bank in May 2000 as Vice President/Sales Management. She was appointed to the position of Senior Vice President/Retail Banking in July 2001 and served in that position until she was appointed to her current position in April 2007. Immediately prior to joining Home Federal Bank, she was Senior Vice President, Account Manager for Fairmont/Aspen Performance Group, a sales and service consulting company, from June 1999 to May 2000. From 1987 until December 1998, Ms. Sander was employed by KeyBank of Idaho and its affiliate KeyCorp Management Company, where her last position was Vice President/Core Banking Territory Manager covering the states of Alaska, Idaho, Utah, and Colorado. She began her banking career in 1973 with Bank of Idaho. She currently serves on the Board of Directors of the Women and Children's Alliance, and is the Chair of the Board of the United Way of Treasure Valley. Ms. Sander served as Fundraising Chairman for the Idaho Anne Frank Human Rights Memorial and was chairman of the 2005 Treasure Valley United Way Campaign.

Denis J. Trom is Senior Vice President/Human Resources of Home Federal Bank. Mr. Trom joined Home Federal Bank in April 2002. Mr. Trom was previously employed by U.S. Bancorp, Minneapolis, Minnesota from 1978 until 2002. He held various human resource, training and organizational development positions with U.S. Bancorp during his 23 years of employment, most recently serving as Vice President/Senior Regional Human Resources Consulting Manager from 1999 until 2002. Mr. Trom is active in the Society for Human Resource Management, American Society for Training & Development, the Professional Association for Compensation, Benefits and Total Rewards, and church activities.

Steven K. Eyre is Executive Vice President/Consumer Banking of Home Federal Bank. Mr. Eyre previously served as Market Executive, Business Banking, for Bank of America in upstate New York, and has more than 24 years of banking experience. From 1987 to 2006, he held several management positions with Key Bank in Salt Lake City, UT, and Albany, New York, including Regional Executive, Consumer Banking from 2003 to 2006 in Albany, New York. Mr. Eyre holds a Bachelor of Arts in Finance from the University of Utah and is a graduate of the Pacific Coast Banking School. Mr. Eyre is active with the Boy Scouts of America and is a former Board of Trustee member of the Utah Bankers Association.

Cindy L. Bateman is Senior Vice President and Commercial Banking Team Lead of Home Federal Bank. Ms. Bateman joined Home Federal Bank in March 2007. Ms Bateman was previously employed by Key Bank from 2002 until 2007 having served as Senior Vice President and District Business Leader. Having started her career with First Security Bank of Idaho in 1983 in the Management Training program, she has held various positions in Credit Administration and Commercial and Business Banking. Ms. Bateman holds a B.B.A. in Finance from Idaho State University and an M.B.A. from the University of Washington. She currently serves on the Boards of Directors of Financial Women International and as Treasurer for the Idaho Shakespeare Festival.

Sean P. Watt is Senior Vice President of Branch Administration for Home Federal Bank. Mr. Watt joined Home Federal Bank in May 2000. Mr. Watt served as the Consumer Loan Manager from May 2000 until he was appointed to his current position in Branch Administration in August 2001. Mr. Watt was previously employed by Key Bank as a Senior Consumer Loan Officer. Mr. Watt serves on the Board of Directors for the Boys and Girls Club of Nampa and Junior Achievement of Idaho. Mr. Watt graduated with honors from Pacific Coast Banking School in 2005.

Steven D. Emerson is Executive Vice President and Chief Lending Officer of Home Federal Bank. Mr. Emerson joined Home Federal Bank as Senior Vice President and Chief Lending Officer on December 1, 2006. He has over 15 years of experience in commercial banking and previously served as Vice President and Senior Commercial Lender for Farmers and Merchants Bank, a local community bank, during 2006. Prior to his employment with Farmers and Merchants Bank, Mr. Emerson served in several positions with Key Bank from 2000 to 2006, including President of the Cincinnati, Ohio market. Mr. Emerson holds an M.B.A. from Northwest Nazarene University.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of Home Federal Bancorp's common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Directors, executive officers and greater than 10% shareholders are required by regulation to furnish us with copes of all Section 16(a) forms they file. The Securities and Exchange Commission has established filing deadlines for these reports and we are required to disclose any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended September 30, 2007, all filing requirements applicable to our reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Code of Ethics

We have a Code of Ethics for our officers (including its senior financial officers), directors and employees. The Code of Ethics requires our officers, directors and employees to maintain the highest standards of professional conduct. A copy of our Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and is available on our website at www.myhomefed.com.

Audit Committee and Audit Committee Financial Expert

The Company's Audit Committee is composed of Directors Tinstman (Chairman), Hedemark, Navarro and Stamey. Each member of the Audit Committee is "independent" in accordance with the requirements for companies listed on The Nasdaq Stock Market LLC. The Board of Directors has designated Director Navarro as the audit committee financial expert, as defined in the Securities and Exchange Commission's Regulation S-K.


Item 11. Executive Compensation

Directors' Compensation

The following table shows the compensation paid to our non-employee directors for the fiscal year ended September 30, 2007. Compensation for Daniel L. Stevens, who is the Chairman, President and Chief Executive Officer of the Company and the Chairman and Chief Executive Officer of the Bank, and Len E. Williams, who is the President of the Bank, is included in the section below entitled "Executive Compensation."

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non- Equity Incentive Plan Compen- sation ($)(4)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(5)	All Compen- sation ($)(6)	Total ($)

Fred H. Helpenstell, M.D.	26,500	30,287	9,301	5,382	21,514	2,099	95,083
Thomas W. Malson	26,500	30,287	7,750	5,349	21,040	2,099	93,025
N. Charles Hedemark	27,950	30,287	9,301	5,671	3,827	2,099	79,135
James R. Stamey	26,750	30,287	9,301	16,316	10,097	2,099	94,850
Robert A. Tinstman	27,000	30,287	9,301	19,787	7,375	2,099	95,849
Richard J. Navarro	25,500	5,140	11,440	2,452	5,117	374	50,023

(1)

The directors did not receive any equity awards in the year ended September 30, 2007. Represents the dollar amount of expense recognized for financial statement reporting purposes in fiscal 2007 for awards made in prior years and being earned by the director ratably over the five-year period from the date of the award. Amounts are calculated pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). For a discussion of valuation assumptions, see Note 9 of the Notes to Consolidated Financial Statements included herein.

(2)

 For Directors Helpenstell, Malson, Hedemark, Stamey and Tinstman, represents an award of 11,924 shares of restricted stock with a grant date fair value of $151,435. For Director Navarro, represents an award of 2,000 shares of restricted stock with a grant date fair value of $25,700. As of September 30, 2007, Directors Helpenstell, Malson, Hedemark, Stamey and Tinstman each had 9,539 shares of restricted stock outstanding and Director Navarro had 1,600 shares of restricted stock outstanding.

(3)

For Directors Helpenstell, Malson, Hedemark, Stamey and Tinstman, represents a grant of options to purchase 22,357 shares of common stock with a grant date fair value of $46,503. For Director Navarro, represents a grant of options to purchase 20,000 shares of common stock with a grant date fair value of $57,200. As of September 30, 2007, Directors Helpenstell, Malson, Hedemark, Stamey and Tinstman each had 8,943 vested and 13,414 unvested options outstanding and Director Navarro had 4,000 vested and 16,000 unvested options outstanding.

(4)	Represents the expense to accrue the estimated present value of future benefits for the director deferred incentive plan.
(5)	Represents the aggregate change in actuarial present value of each director's accumulated benefit under the director retirement plan.
(6)	Represents dividends received on unvested restricted stock.

Fees. Directors of the Company are currently not compensated, but serve and are compensated by the Bank. For the year ended September 30, 2007, board members received an annual retainer of $15,000 and $1,500 for each board meeting attended and $250 for each committee meeting attended ($300 for the chair of each committee). It is not anticipated that separate directors' fees will be paid to directors of Home Federal Bancorp or new Home Federal Bancorp until such time as these persons devote significant time to the separate management of the affairs of Home Federal Bancorp or new Home Federal Bancorp, which is not expected to occur until we become actively engaged in additional businesses other than holding the stock of Home Federal Bank. We may determine that such compensation is appropriate in the future.

Director Deferred Incentive Plan. The Bank maintains a nonqualified deferred incentive plan for directors, which was last amended effective September 14, 2007. All members of the board of directors participate in the plan. Until October 1, 2006, the plan provided an incentive award percentage determined by reference to the Company's return


on assets and return on equity for the year. Each year, the percentage was determined and multiplied by the participant's directors' fees for the year. The resulting amount was set aside in an unfunded deferral account for that participant. Although the incentive award has been discontinued, participants may still elect to defer all or a part of their directors' fees into the deferral account under the plan. The deferral accounts are credited annually with an interest credit that is based on the growth rate of the Company's retained earnings, subject to a maximum of 12% per year. Upon the participant's termination of service, the value of the participant's combined deferral accounts will begin to be paid. Hardship distributions are permitted, as well as certain limited in-service distributions as permitted by law. The plan also provides a death benefit equal to the director deferrals and interest credit on such amounts plus the greater of the value of the participant's deferral accounts, or a fixed death benefit. All benefits are paid over 120 months, and during that period, the deferral account is adjusted for interest. The director may elect to change the form of benefit, subject to the approval of the Bank and compliance with legal restrictions.

Director Retirement Plan. The Company adopted a director retirement plan, effective January 1, 2005, that replaced prior plans. The plan is an unfunded nonqualified retirement plan for directors. Upon the later of attaining age 72 or termination of service, the director will receive an annual benefit equal to 50 percent of the fees paid to the director for the preceding year, payable in monthly installments over 15 years. The accrued benefit vests at a rate of 10 percent per year, except in the event of disability, in which case the vested percentage is 100 percent. If the director terminates service within 24 months following a change in control, he will receive 100 percent of his accrued benefit, plus a change in control benefit equal to 2.99 times his prior years directors fees. Change in control payments are subject to reduction to avoid excise taxes under Section 280G of the Internal Revenue Code. In the event a director dies before termination of service, his beneficiary would receive his projected benefit, which is the final benefit the director would have received had he attained age 72, assuming a 4% annual increase in the directors' fees. In the event the director dies after separation from service, but before receiving the full 15 years of annual benefits, the remaining payments shall be paid to his or her beneficiaries. In-service distributions are permitted in limited circumstances.

Executive Compensation

Compensation Discussion and Analysis. This Compensation Discussion and Analysis describes the compensation philosophy and policies for the year ended September 30, 2007 that applied to the executives named in the summary compensation table below (known as the "named executive officers"). It explains the structure and rationale associated with each material element of each named executive officer's total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the discussion and analysis.

Role of the Compensation Committee. The Compensation Committee is composed entirely of independent directors. The Committee sets and administers the policies that govern our executive compensation programs, and various incentive and stock option programs. All decisions relating to the compensation of the named executive officers are shared with and approved by the full board of directors.

Compensation Philosophy and Objectives. The Compensation Committee believes that a compensation program for executive officers should take into account management skills, long-term performance results and stockholder returns. The principles underlying our compensation policies are:

  to attract and retain key executives who are highly qualified and are vital to our long-term success;

  to provide levels of compensation commensurate with those offered in the Treasure Valley as measured by local regional, and national financial industry compensation surveys;

  to align the interests of executives with stockholders by having a significant portion of total compensation based on meeting or exceeding defined performance measures;

  to motivate executives to enhance long-term stockholder value and thereby helping them build their own personal ownership in the Company; and

  to integrate the compensation program with our long-term strategic planning and management process.


We seek to target executive compensation at levels that we believe to be consistent with others in the banking industry. The named executive officers' compensation is weighted toward programs contingent upon our level of annual and long-term performance. In general, for senior management positions, including the named executive officers, we will pay base salaries that target the market median and above of other banks of similar asset size, growth strategy and complexity, and with similar products and markets. Goals for specific components include:

  Base salaries for executives generally are targeted between the 50th and 75th percentiles.

  The Annual Incentive Plan will provide cash compensation at the 50th percentile when target performance- based goals are achieved and between the 50th and 75th percentiles if annual goals are exceeded.

  Performance-based Long-Term Incentive Plan was not offered last year; however, it is being researched for future consideration. No equity awards would be made if long-term performance goals are not met.

Elements of Compensation. We use the pay components listed below to balance various objectives. The compensation framework helps encourage achievement of strategic objectives and creation of stockholder value, recognize and reward individual initiative and achievements, maintain an appropriate balance between base salary and annual and long-term incentive opportunity, and allows us to compete for, retain and motivate talented executives critical to our success.

Salary. We pay our executives cash salaries intended to be competitive and to take into account the individual's experience, performance, responsibilities, and past and potential contribution to Home Federal Bancorp and Home Federal Bank. There is no specific weighting applied to the factors considered, and the Committee uses its own judgment and expertise in determining appropriate salaries within the parameters of the compensation philosophy. We target salaries between the 50th and 75th percentiles of competitive practice. This is described in greater detail below, under "Pay Level and Benchmarking."

Salary decisions also take into account the positioning of projected total compensation with target-level performance incentives. Because incentive opportunities are defined as a percentage of salary, changes in salary have an effect on total compensation. Prior to recommending salary increases to the board of directors, the Compensation Committee reviews the projected total compensation based on the proposed salaries. No executive cash salary increases were approved in 2007, with the exception of a five percent increase for Ms. Sander in connection with her promotion to Executive Vice President and a $10,000 increase for Mr. Williams for additional duties that he has assumed.

Annual Cash Incentive. We use annual incentives to focus attention on current strategic priorities and drive achievement of short-term corporate objectives. Awards are provided under the terms of the annual cash incentive plan. Our named executives are eligible to receive annual cash incentive compensation at the end of each year if performance targets are achieved.

In the year ended September 30, 2007, the incentive portion of total cash compensation for the named executive officers was tied directly to our overall results. The threshold for these performance-based cash incentive payments for the year ended September 30, 2007 was based on the Bank's before tax net income for the year ended September 30, 2006 or $9.5 million. The board of directors of Home Federal Bank also set a target for these performance-based cash incentive payments based on the projected before tax net income in its business plan for the year ended September 30, 2007 which was $10.1 million or 6.3% greater than the before tax net income for the year ended September 30, 2006. If the target were reached, the total cash compensation received by each named executive officer would approximate the 50th percentile of combined base pay and cash incentive pay of other banks of similar asset size, growth strategy and complexity, and with similar products and markets as determined through third party professional executive compensation surveys of the industry. If the targeted net income were exceeded, total cash compensation would fall between the 50th and 75th percentile of the total cash compensation reflected in these surveys. The surveys used were the America's Community Bankers' Compensation Survey, the Watson Wyatt Financial Institutions Compensation Survey, the Bank Administration Institute (two surveys: (i) the Bank Cash Compensation Survey and (ii) the Key Executive Compensation Survey), and the Northwest Financial Industry Salary Survey.


We engaged Clark Consulting to design this executive incentive program for our key officers based on overall performance. The program is prospective in design with the utilization of a defined payout formula that is based upon the achievement of pre-determined overall criteria. The purpose of this alternative executive incentive plan is to maximize accomplishment of our objectives by providing additional monetary incentives to select key executives and officers responsible for directing activities that have a significant and direct bearing on our success. This executive incentive plan is designed to reward participants based on the achievement of pre-established annual and long-term financial and strategic goals. The plan is further intended to reward these key executives for higher performance, to provide motivation, to achieve annual goals, and to achieve long-term performance and growth.

The table below shows the award opportunities at threshold, target and maximum, as well as each named executive officer's actual award as a percentage of salary.

Name	Threshold	Target	Maximum	Actual Award($)

Daniel L. Stevens	25%	50%	100%	--
Robert A. Schoelkoph	20	40	80	--
Len E. Williams	25	50	100	--
Lynn A. Sander	20	40	80	--
Roger D. Eisenbarth	20	40	80	--

The annual cash incentive objectives for the fiscal year ended September 30, 2007 were not achieved; therefore, no year-end cash incentives were paid to executives.

On October 19, 2007, the Compensation Committee amended the 2008 annual incentive targets for certain of the named executive officers. The new award opportunities are threshold (90%), target (100%), target plus (120%) and stretch (140%). The following table shows potential awards at threshold, target, target plus and stretch, expressed as a percentage of the executive's salary.

Name	Threshold	Target	Target Plus	Stretch

Daniel L. Stevens	25%	50%	100%	150%
Robert A. Schoelkoph (1)	7.5	15	30	45
Len E. Williams	25	50	100	150
Lynn A. Sander	20	40	80	120
___________
(1) It is expected that Mr. Schoelkoph will move into a new position as Treasurer of the Bank in the coming year and we will be hiring a new Chief Financial Officer.

Long-Term Incentives. Equity-based compensation is intended to attract and retain qualified executives, to provide these persons with a proprietary interest in the Company as an incentive to contribute to our success, and to reward executives for outstanding performance. Equity-based compensation functions as a long-term incentive because awards are generally made with a five-year gradual vesting schedule or a three year cliff vesting schedule. Awards are made either in the form of stock options, stock appreciation rights or restricted stock. Currently, we have in place the 2005 Recognition and Retention Plan and the 2005 Stock Option and Incentive Plan, each of which was approved by our board of directors and stockholders. Awards remain available for grant under these two plans.

The equity-based plans are administered and interpreted by the Compensation Committee of the board of directors. Under the plans, the Committee receives recommendations from the President and approves which officers and key employees will receive awards, the number of shares subject to each option or shares of restricted stock awarded, and the vesting of the awards. The per share exercise price of an option will not be less than the market value on the date of the grant. The 2005 Stock Option and Incentive Plan defines "market value" as the average of the highest and lowest selling price on the date of the grant. If there were no sales on the grant date, then on the next prior day on which there was a sale. In addition, newly hired executives may receive awards at the time of their employment. In determining whether to make option or restricted stock awards, the Compensation Committee may take into account historical awards and then-current competitive conditions.


401(k) and Employee Stock Ownership Plan. The Bank sponsors both a 401(k) plan and an employee stock ownership plan. The purpose of these plans is to provide participating employees with an opportunity to obtain beneficial interests in the stock of the Company and to accumulate capital for their future economic security. The trustees of the plans include the President, Chief Financial Officer and the Director of Human Resources.

Executive Retirement Benefits. We have entered into salary continuation agreements with each of the named executive officers. These agreements help support the objective of maintaining a stable, committed and qualified team of key executives through the inclusion of retention and non-competition provisions. Under these agreements, an executive will be entitled to a stated annual benefit for a period of 15 years upon retirement from the Company after attaining age 65, or upon attaining age 65, if his or her employment had been previously terminated due to disability. There are also benefits for early retirement and involuntary termination after a change in control.

Other Compensation. The named executive officers participate in our broad-based employee benefit plans, such as medical, vision, dental, long-term and short-term disability, and term life insurance programs. For each of the named executive officers, we also provide the following perquisites: auto allowance for business and personal use for transportation for the executive, customers and employees; social and civic club dues for networking and entertaining; and business and personal use of a cell phone for accessibility to the executive.

Pay Level and Benchmarking. As noted earlier, our compensation structure is designed to position an executive's compensation between the 50th and 75th percentiles of a competitive practice. In 2006, the Compensation Committee worked with Clark Consulting to review total compensation levels for the named executive officers. This review included base salary, annual cash incentives, all forms of equity compensation and all other forms of compensation. The primary data source used in setting competitive market levels for the executives is the information publicly disclosed by a "2006 Peer Group" of the 17 companies listed below, which include banks of similar size and geographic location.

2006 Peer Group

Horizon Financial Corp. (HRZB)	Team Financial Inc. (TFIN)
Columbia Bancorp (CBBO)	Bank Holdings (TBHS)
Pacific Continental Group (PCBK)	Pacific Financial Group (PFLC)
Riverview Bancorp, Inc. (RVSB)	PremierWest Bancorp (PRWT)
Blue Valley Ban Corp. (BVBC)	Rainier Pacific Financial Group (RPFG)
Landmark Bancorp, Inc. (LARK)	Washington Banking Group (WBCO)
First Mutual Bancshares, Inc. (FMSB)	BNCCORP Inc. (BNCC)
HF Financial Corp. (HFFC)	Idaho Independent Bank (IIBK)
Heritage Financial Group (HFWA)

After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation Committee makes decisions regarding individual executives' target total compensation opportunities based on the need to attract, motivate and retain an experienced and effective management team.

Review of Prior Amounts Granted and Realized. We desire to motivate and reward executives relative to driving superior future performance, so we do not currently consider prior stock compensation gains as a factor in determining future compensation levels.

Adjustment or Recovery of Awards. We have not adopted a formal policy or any employment agreement provisions that enable recovery, or "clawback," of incentive awards in the event of misstated or restated financial results. However, Section 304 of the Sarbanes-Oxley Act does provide some ability to recover incentive awards in certain circumstances. If we are required to restate our financials due to noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer must reimburse us for (1) any bonus or other incentive- or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities of the Company during those 12 months.


Timing of Equity Grants. The Compensation Committee does not have a formal written policy guiding the timing of equity grants. All equity grants were made after formal Compensation Committee approval and subject to full board approval. We have reviewed our equity grant practices and have confirmed that all past equity grants have been consistent with Securities and Exchange Commission guidelines.

Tax and Accounting Considerations. We take into account tax and accounting implications in the design of our compensation programs. For example, in the selection of long-term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards. Under current accounting rules, the Company must expense the grant-date fair value of share-based grants such as restricted stock and stock options. The grant-date value is amortized and expensed over the service period or vesting period of the grant. In selecting appropriate incentive devices, the Compensation Committee reviews extensive modeling analyses and considers the related tax and accounting issues.

Compensation Consultants. Over the past five years, under the direction of the Compensation Committee, the Bank has engaged the Compensation Group of Clark Consulting to assist it in several executive compensation initiatives, including salary data, equity plan designs and deferred compensation plans. Because Clark Consulting is knowledgeable in our executive compensation plans, it is an ongoing working relationship. Periodically, the Bank will engage Clark Consulting on an "as needed" basis.

Role of Executives in Compensation Committee Deliberations. The Compensation Committee frequently requests the Chief Executive Officer and President to be present at Committee meetings to discuss executive compensation and evaluate company and individual performance. Occasionally other executives may attend a Committee meeting to provide pertinent human resources, financial and/or legal information. Executives in attendance may provide their insights and suggestions, but only Compensation Committee members may vote on decisions regarding changes in executive compensation to recommend to the full board. The Chief Executive Officer and President do not provide the recommendations for changes in their own compensation. The Compensation Committee discusses the compensation of the Chief Executive Officer and the President with each of them, but final deliberations and all votes regarding his compensation for recommendation to the full board are made in executive session, without the Chief Executive Officer or President present, as appropriate. The Committee initiates any changes in these officers' compensation based on periodic market reviews and recommendations from outside consultants. Relative to executives other than the Chief Executive Officer and the President, the Committee uses their proposals and input from Clark Consulting in making its recommendations to the full board. Although the Chief Executive Officer and President are members of the board of directors, they only vote on executive compensation in the event of a tie.

Compensation of the Chief Executive Officer. Mr. Stevens is the Chairman and Chief Executive Officer of the Bank and Chairman, President and Chief Executive Officer of the Company. As the Chief Executive Officer of the Bank and the Company, he is responsible for the overall supervision of these entities. He oversees management and has responsibility for all policy development and implementation, he is responsible for the completion of the transition of authority and responsibility of executive leadership from himself to the new President of the Bank, he coordinates investor relations with stockholders, he is responsible for coordinating the activities and focus of the board of directors, he has ultimate responsibility for the overall consolidated performance of the related corporate entities, and has final responsibility for the change and the growth of the Bank and expansion of the business model of the Bank. Finally, it is his ultimate responsibility to see that this reorganization and conversion results in a positive outcome on behalf of the stockholders, the employees and the communities served by the Company and the Bank. While Mr. Stevens' compensation exceeds that of all of the other named executive officers, the Compensation Committee believes it is commensurate with his experience and level of responsibility.

Conclusion. We believe its compensation program is reasonable and competitive with compensation paid by other financial institutions of similar size. The program is designed to reward managers for strong personal, company and share-value performance. The Compensation Committee monitors the various guidelines that constitute the program and reserves the right to adjust them as necessary to continue to meet company and stockholder objectives.

Summary Compensation Table. The following table shows information regarding compensation earned during the fiscal year ended September 30, 2007 by our named executive officers: (1) Daniel L. Stevens, our principal executive officer; (2) Robert A. Schoelkoph, our principal financial officer; (3) our three other most highly compensated officers, who are Len E. Williams, Lynn A. Sander and Roger D. Eisenbarth.


Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Non-qualified Deferred Compen- sation Earnings ($)(3)	All Other Compen- sation ($)(4)	Total ($)

Daniel L. Stevens	2007	244,400	--	189,288	153,842	83,656	181,473	80,078	932,737
Chairman, President and Chief
Executive Officer of the Company
and Chairman and Chief Executive Officer of the Bank

Robert A. Schoelkoph	2007	125,096	--	75,715	31,002	24,996	38,337	30,664	325,810
Treasurer and Chief Financial Officer
of the Company and Senior Vice President and Chief Financial
Officer of the Bank

Len E. Williams	2007	204,583	--	45,900	54,099	--	50,434	36,809	391,825
President of the Bank

Lynn A. Sander	2007	117,212	--	60,571	24,801	14,243	38,268	30,262	285,357
Executive Vice President of Consumer
Banking of the Bank

Roger D. Eisenbarth	2007	116,999	--	60,571	20,668	32,747	53,563	32,864	317,412
Senior Vice President and Chief
Credit Officer of the Bank
_____________
(1)

The named executive officers did not receive any equity awards in the year ended September 30, 2007. Represents the dollar amount of expense recognized for financial statement reporting purposes in fiscal 2007 for awards made in prior years and being earned by the officer ratably over the five-year period from the date of the award. Amounts are calculated pursuant to the provisions of FAS 123R. For a discussion of valuation assumptions, see Note 9 of the Notes to Consolidated Financial Statements included herein.

(2)	Represents the expense to accrue the estimated present value of future benefits for the executive deferred incentive agreements.
(3)	Represents the aggregate change in actuarial present value of each named executive officer's accumulated benefit under his or her salary continuation agreement.
(4)	Please see the table below for more information on the other compensation paid to our executive officers in the year ended September 30, 2007.


All Other Compensation. The following table sets forth details of "All Other Compensation," as presented above in the Summary Compensation Table.

Name	401(k) Matching Contribu- tion ($)	ESOP Contribu- tion ($)	Company Car/Car Allowance ($)	Restricted Stock Dividends ($)(2)	Board Fees ($)	Other Miscel- laneous ($)	Club Dues ($)(1)

Daniel L. Stevens	9,977	17,590	4,715	13,116	25,500	1,375	7,805
Robert A. Schoelkoph	3,308	12,885	8,100	5,246	--	1,125	--
Len E. Williams	--	--	1,052	3,300	--	6,491	25,966 (1)
Lynn A. Sander	4,526	12,064	8,100	4,197	--	1,375	--
Roger D. Eisenbarth	6,020	12,079	8,100	4,197	--	2,468	--
__________
(1) Primarily represents a one-time initiation fee.

Employment Agreements. The Company and the Bank have entered into separate three-year employment agreements with Daniel L. Stevens. On each anniversary of the initial date of the employment agreement, the term will be extended for an additional year unless notice is given by the board to Mr. Stevens, or vice versa, at least 90 days prior to the anniversary date. The Bank has entered into an employment agreement with Len E. Williams. The agreement provided for an initial one-year term, a two-year term that commenced on September 11, 2007 and a three year term commencing on September 11, 2009, provided the agreement has not been terminated earlier by either party. On each anniversary beginning on September 11, 2010, the term of the agreement will be extended for an additional year unless notice is given by the Board to Mr. Williams, or vice versa, at least 90 days prior to the anniversary date. Under the employment agreements, the aggregate base salary level for Mr. Stevens is $244,400 and the base salary level for Mr. Williams is $210,000, which may be increased at the discretion of the board of directors or an authorized committee of the board. The agreements provide that compensation may be paid in the event of disability, death, involuntary termination or a change in control, as described below under "Potential Payments Upon Termination."

Transition Agreement. On August 21, 2006, Home Federal Bancorp, Home Federal Bank and Home Federal MHC entered into a Transition Agreement with Daniel L. Stevens in connection with his proposed retirement on September 30, 2008. The purpose of the agreement is to facilitate the executive succession at the Company and the Bank with the transition of Mr. Stevens to retirement and the employment of a successor executive. The agreement defines Mr. Stevens' responsibilities and compensation during the transition period. The agreement also identifies Mr. Stevens' transition schedule beginning in September 2006 with the employment of a successor executive, Len E. Williams, and concluding with a retirement date of September 30, 2008. At the time of his retirement, Mr. Stevens will resign as President and Chief Executive Officer of Home Federal Bancorp and Home Federal MHC and will resign as Chief Executive Officer of Home Federal Bank. Following his retirement, Mr. Stevens will continue to serve as a director of, and Chairman of the boards of, Home Federal Bancorp, Home Federal Bank and Home Federal MHC.

Under the terms of the agreement, Mr. Stevens resigned as President of the Bank upon Mr. Williams' appointment by the board of directors as his successor. The agreement provides that Mr. Stevens will mentor and train Mr. Williams on all aspects of the chief executive officer and president functions until Mr. Stevens retires. Under the agreement, on January 1, 2008, Mr. Stevens will begin a less demanding work schedule that will be coordinated with management and the boards of directors of the Company and the Bank.

During the transition period, Mr. Stevens will be compensated in the same manner as he is currently compensated, however, he will not accrue any vacation in calendar year 2008. Under the terms of the agreement, Mr. Stevens forfeited 65,580 incentive stock options that were exercisable on July 19, 2009 and 2010, which were replaced by a grant of 65,580 non-qualified stock options. In connection with the forfeiture of his incentive stock options, Mr. Stevens will also receive incentive payments on July 19, 2009 and 2010 for the options that become exercisable on each date. The value he will receive on each date will be based on the difference in the aggregate value of the shares that would have been received if the incentive stock options were exercised as of the date of the agreement less the cost to exercise the incentive stock options on the dates they became exercisable. The incentive payments, however, may be forfeited if Mr. Stevens is not a director of the Company and the Bank under certain circumstances on


July 19, 2009 and 2010. The benefits Mr. Stevens is entitled to receive during calendar year 2008 from other compensation plans will be determined pursuant to the terms of each plan. However, if Mr. Stevens is employed on September 30, 2008, he shall be entitled to his fully accrued benefit under his Home Federal Salary Continuation Agreement and Executive Deferred Incentive Agreement.

The agreement may be terminated: (1) by the consent of Mr. Stevens and the Company; (2) upon Mr. Stevens' death; (3) upon Mr. Stevens' disability that gives the Company the right to terminate his employment pursuant to the Bank's current employment policies; (4) by the Company if it were required to comply with any law or instruction of any governmental authority; (5) by the Company if Mr. Stevens ceases to be an employee of the Company for any reason prior to September 30, 2008; and (6) by either party if the other party violates any provision of the agreement and the violation is not cured within 30 days of notice of such violation.

Severance Agreements. On December 6, 2004, the Bank entered into three-year change in control severance agreements with each of Robert A. Schoelkoph, Lynn A. Sander and Roger D. Eisenbarth. On each anniversary of the initial date of the severance agreements, the term of each agreement may be extended for an additional year at the discretion of the board or an authorized committee of the board. The severance agreements also provide for a severance payment and other benefits if the executive is involuntarily terminated within 12 months after a change in control of the Company as described below under "Potential Payments Upon Termination."

Grants of Plan-Based Awards. The following table shows information regarding grants of plan-based awards made to our named executive officers for the fiscal year ended September 30, 2007. The named executive officers did not receive any equity awards in this period.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Daniel L. Stevens	61,100	122,200	244,400
Robert A. Schoelkoph	25,019	50,038	100,077
Len E. Williams	51,146	102,292	204,583
Lynn A Sander	23,442	46,885	93,770
Roger D. Eisenbarth	23,400	46,800	93,599
___________
(1)

Represents the incentives that could have been earned under the annual incentive plan. No incentives were paid to the named executive officers because the relevant performance criteria were not met, as described earlier under Compensation Discussion and Analysis.


Outstanding Equity Awards. The following information with respect to outstanding equity awards as of September 30, 2007 is presented for the named executive officers. The named executive officers do not have outstanding any equity incentive plan awards, as defined by the Securities and Exchange Commission.

	Option Awards (1)					Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exer- cisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Option Exercise Price ($)	Option Expir- Ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Daniel L. Stevens	07/19/05	32,790	32,790	12.20	07/19/15	--	--
	08/21/06	--	65,580 (2)	15.13	08/21/16	--	--
	10/03/05	--	--	--	--	59,618	793,516

Robert A. Schoelkoph	07/19/05	14,905	44,714	12.20	07/19/15	--	--
	10/03/05	--	--	--	--	23,847	317,404

Len E. Williams	09/18/06	14,986	59,944	15.30	09/18/16	12,000	159,720

Lynn A. Sander	07/19/05	23,847	35,771	12.20	07/19/15	--	--
	10/03/05	--	--	--	--	19,078	253,928

Roger D. Eisenbarth	07/19/05	11,924	35,771	12.20	07/19/15	--	--
	10/03/05	--	--	--	--	19,078	253,928
___________
(1)	Option and stock awards vest ratably over the five-year period from the grant date, with the first 20% vesting one year after the grant date.
(2)

On August 21, 2006, Mr. Stevens forfeited 65,580 incentive stock options, half of which were exercisable on July 19, 2009 and half of which were exercisable on July 19, 2010. These were replaced by a grant of 65,580 non-qualified stock options with the same exercise dates, in connection with his transition agreement described above.

Option Exercised and Stock Vested. The following table shows the value realized upon exercise of stock options and vesting of stock awards for our named executive officers in the year ended September 30, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Daniel L. Stevens	32,790	157,113	14,905	231,177
Robert A. Schoelkoph	14,905	77,705	5,962	92,471
Len E. Williams	--	--	3,000	41,250
Lynn A. Sander	--	--	4,769	73,967
Roger D. Eisenbarth	11,924	59,349	4,769	73,967


Pension Benefits. The following information is presented with respect to the nature and value of pension benefits for our named executive officers at September 30, 2007.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Daniel L. Stevens	Salary Continuation Agreement	10	919,548	--
Robert A. Schoelkoph	Salary Continuation Agreement	10	220,345	--
Len E. Williams	Salary Continuation Agreement	1	50,434	--
Lynn A. Sander	Salary Continuation Agreement	6	184,259	--
Roger D. Eisenbarth	Salary Continuation Agreement	10	323,092	--

We have entered into salary continuation agreements with each of the named executive officers. Under these agreements, if the participant makes the required contributions, then upon the participant's normal retirement date (age 65), the Bank will pay a monthly benefit equal to 50% of the average of the participant's final 36 months of base salary (the final salary benefit), plus the participant's deferral account balance. The participant's deferral account balance is the sum of the participant's elective deferrals plus interest credited. The final benefit paid in connection with a participant's normal retirement will be paid in monthly payments over 180 months and other payments based on accrual balances will be paid over 180 months, with interest credited on unpaid amounts at 7.5% per year. In addition, the agreements provide for benefits upon early retirement, disability, death or change in control, as described below under "Potential Payments Upon Termination."

Nonqualified Deferred Compensation. The following information is presented with respect to plans that provide for the deferral of compensation on a basis that is not tax-qualified in which the named executive officers participated in the year ended September 30, 2007.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Daniel L. Stevens	--	--	83,656	--	780,782
Robert A. Schoelkoph	--	--	24,996	--	233,304
Len E. Williams	--	--	--	--	--
Lynn A. Sander	--	--	14,243	--	132,932
Roger D. Eisenbarth	--	--	32,747	--	305,633

We have entered into executive deferred incentive agreements with each of the named executive officers, except Mr. Williams. Until October 1, 2006, the agreements provided an incentive award percentage determined by reference to the Bank's return on assets for the year. Each year, the percentage was determined and multiplied by the participant's base salary for the year. The resulting amount was set aside in an unfunded deferral account for that participant. Although the incentive award has been discontinued, the deferral account is credited annually with an interest credit equal to the percentage that is based on the growth rate in the Company's retained earnings, subject to a maximum of 12% per year. Upon the participant's termination of employment after his or her normal retirement date (age 65), the Bank will pay the value of the participant's deferral account in 180 equal monthly installments. During the payment period, the deferral account is adjusted for interest. The agreements also provide for benefits upon early retirement, early termination, disability, death or change in control, as described below under "Potential Payments Upon Termination."

Potential Payments Upon Termination. We have entered into agreements with the named executive officers that provide for potential payments upon disability, termination and death. In addition, our equity plans also provide for potential payments upon termination. The following table shows, as of September 30, 2007, potential payments and benefits following a termination of employment under a variety of scenarios.


	Voluntary Resignation ($)	Early Retirement ($)	Involuntary Termination ($)	Involuntary Termination Following Change in Control ($)	Disability ($)	Death ($)

Daniel L. Stevens
Employment Agreement(2)			542,262	894,552
Salary Continuation Agreement(3)		109,548		101,657	101,657	122,263
Executive Deferred Incentive Agreement(3)	81,498	81,498		81,498	81,498	76,000 (1)
Director Deferred Incentive Plan(4)		6,860		6,860	6,860	16,338
Director Retirement Plan(3)		5,474		5,474	5,474	16,127
Equity Plans(2)				1,022,062	1,022,062	1,022,062

Robert A. Schoelkoph
Severance Agreement(2)				452,854
Salary Continuation Agreement(3)	51,129	51,129		24,359	24,359	89,011
Executive Deferred Incentive Agreement(3)	25,953			25,953	25,953	68,150 (1)
Equity Plans(2)				367,036	367,036	367,036

Len E. Williams
Employment Agreement(2)			420,917	632,065
Salary Continuation Agreement(3)	1,867	1,867		18,674	5,576	187,394
Equity Plans(2)				159,720	159,720	159,720

Lynn A. Sander
Severance Agreement(2)				420,535
Salary Continuation Agreement(3)	25,653	25,653		20,370	20,370	84,906
Executive Deferred Incentive Agreement(3)	8,876			14,788	14,788	78,666 (1)
Equity Plans(2)				293,634	293,634	293,634

Roger D. Eisenbarth
Severance Agreement(2)				434,024
Salary Continuation Agreement(3)	49,078	49,078		35,718	35,718	66,463
Executive Deferred Incentive Agreement(3)	33,999			33,999	33,999	54,547 (1)
Equity Plans(2)				293,634	293,634	293,634
______________
(1)

A death benefit also is provided under the agreements equal to the greater of the value of the participant's deferral account, or approximately $683,000, $613,000, $490,000 and $707,000 for Messrs. Stevens, Schoelkoph and Eisenbarth and Ms. Sander, respectively.

(2)	Amounts represent one-time lump sum payments
(3)	Amounts represent annual payments over 15 years
(4)	Amounts represent annual payments over 10 years

 Employment Agreements. Home Federal Bancorp and Home Federal Bank have entered into separate employment agreements with Daniel L. Stevens and Home Federal Bank has entered into an employment agreement with Len E. Williams. The agreements provide for potential payments upon the executive's termination in a variety of scenarios. The agreements may be terminated by the Company or the Bank, as appropriate, at any time, by the executives if they are assigned duties inconsistent with their initial positions, duties and responsibilities, or upon the occurrence of certain events. If the executives' employment is terminated without cause or upon voluntary termination following the occurrence of an event described in the preceding sentence, the Company or the Bank, as appropriate, would be required to honor the terms of the agreement through the expiration of the then current term, including payment of salary at the rate in effect immediately prior to the termination and provision of substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and his dependents and beneficiaries who would have been eligible for such benefits if the executive had not been terminated.

The employment agreements also provide for a severance payment and other benefits if the executives are involuntarily terminated within 12 months following a change in control of the Company. The agreements authorize severance payments on a similar basis if the executive voluntarily terminates his employment following a change in control because he is assigned duties inconsistent with his position, duties and responsibilities immediately prior to


the change in control. In the event of the executive's involuntary termination within 12 months after a change in control, the Bank must (1) pay to the executive in a lump sum an amount equal to 299% of the executive's base amount, which is his average annual compensation during the five-year period prior to the effective date of the change in control (known as the base amount); and (2) provide to the executive during the remaining term of his agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and his dependents and beneficiaries who would have been eligible for such benefits if the executive had not been terminated.

Section 280G of the Internal Revenue Code provides that severance payments (either separately or in conjunction with other payments made on account of a change in control) that equal or exceed three times an individual's base amount will result in the individual receiving "excess parachute payments" if the payments are conditioned upon a change in control. Individuals receiving parachute payments in excess of 2.99 times of their base amount are subject to a 20% excise tax on the amount by which the value of the individual's change in control benefits exceed one times the individual's base amount (the excess parachute payment). If excess parachute payments are made, we would not be entitled to deduct the amount of these excess payments. The employment agreements provide that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executives will be considered excess parachute payments.

In the event of the death of Mr. Stevens or Mr. Williams while employed under his employment agreement and prior to any termination of employment, the Bank shall pay to his estate, or such person as he may have previously designated, the salary which was not previously paid to him and which he would have earned if he had continued to be employed under the agreement through the last day of the calendar month in which he died, together with the benefits provided under the employment agreement through that date.

If Mr. Stevens or Mr. Williams becomes entitled to benefits under the terms of our then-current disability plan, if any, or becomes otherwise unable to fulfill his duties under his employment agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by us for executive employees. In the event of such disability, the employment agreement shall not be suspended, except that (1) the obligation to pay salary will be reduced in accordance with the amount of disability income benefits received by the executive, if any, such that, on an after-tax basis, the executive shall realize from the sum of disability income benefits and the salary the same amount as he would realize on an after-tax basis from the salary if the obligation to pay the salary were not reduced; and (2) upon a resolution adopted by a majority of the disinterested members of the board of directors or the committee of the board, we may discontinue payment of the salary beginning six months following a determination that the executive has become entitled to benefits under the disability plan or otherwise unable to fulfill his duties under the employment agreement.

Severance Agreements. On December 6, 2004, the Bank entered into three-year change in control severance agreements with each of Robert A. Schoelkoph, Lynn A. Sander and Roger D. Eisenbarth. On each anniversary of the initial date of the severance agreements, the term of each agreement may be extended for an additional year at the discretion of the board or an authorized committee of the board. The severance agreements provide for a severance payment and other benefits if the executive is involuntarily terminated within 12 months after a change in control of the Company. Each agreement also authorizes severance payments if the executive voluntarily terminates employment within 12 months following a change in control because of being assigned duties inconsistent with the executive's position, duties, responsibilities and status immediately prior to the change in control. The severance benefit is equal to 2.99 times the executive's average annual compensation during the five-year period prior to the effective date of the change in control (known as the base amount). This amount will be paid to the executive by the Bank in a cash lump sum within 25 days after the later of the date of the change in control or the date of the executive's termination. The Bank also will continue to pay, for the remaining term of the executive's agreement, the life, health and disability coverage of the executive and his/her eligible dependents. Plan benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code.

Salary Continuation Agreements. As described above, we have entered into salary continuation agreements with each of the named executive officers. Under these agreements, if the participant makes the required contributions, then upon the participant's normal retirement date (age 65), the Bank will pay a monthly benefit equal to 50% of the average of the participant's final 36 months of base salary (the final salary benefit), plus the participant's deferral account balance. The participant's deferral account balance is the sum of the participant's elective deferrals plus interest credited. The plan provides a reduced monthly benefit if the participant terminates employment as a result


of early retirement (before age 65). The early retirement benefit is the participant's vested accrual balance plus the deferral account balance. Vesting occurs at a rate of ten percent per plan year. The plan also provides a disability benefit, which is the same as the early retirement benefit except that the accrual balance is fully vested. There is also a change in control benefit (if the participant is involuntarily terminated within 24 months following the change in control) equal to (1) the participant's accrual balance determined as of the end of the month preceding the change in control, (2) the participant's deferral account balance as defined above, and (3) 2.99 times the participant's base annual salary as of the change in control. Plan benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code. In the event of the participant's death, the participant's beneficiary would receive the sum of the participant's projected benefit and the participant's deferral account balance as defined above. The participant's projected account is the final benefit the participant would have received had the participant attained age 65, assuming a 4% annual increase in the participant's base salary. The final benefit paid in connection with a participant's normal retirement will be paid in monthly payments over 180 months and other payments based on accrual balances will be paid over 180 months, with interest credited on unpaid amounts at 7.5% per year. Final benefits begin upon the participant's termination of service after the participant's death or disability. Final salary benefits paid on account of early retirement begin upon the participant's attainment of age 65. The participant's deferral account balance will be paid in a lump sum within 60 days of the participant's termination of employment.

Executive Deferred Incentive Agreements. As described above, we have entered into executive deferred incentive agreements with each of the named executive officers, except Mr. Williams. Until October 1, 2006, the agreements provided an incentive award percentage determined by reference to our return on assets for the year. Although the incentive award has been discontinued, the deferral account is credited annually with an interest credit equal to the percentage that is based on the growth rate in our retained earnings, subject to a maximum of 12% per year. Upon the participant's termination of employment after disability, death or an involuntary termination within 24 months following a change in control of the Company, the value of the participant's deferred account will begin to be paid. Upon the participant's early retirement on or after age 62, but before age 65, the value of the participant's deferral account, plus the value of his incentive award (reduced to reflect either the early commencement of benefits, or a ten percent reduction for each year of service less than ten), will begin to be paid. Upon the participant's termination of employment prior to the participant's early retirement date, the value of the participant's deferral account, plus the value of his incentive award (reduced by ten percent for each year of service less than ten), will be paid beginning on the participant's normal retirement date. Hardship distributions are permitted, as are certain limited in-service distributions, as permitted by law. All benefits are paid over 180 months, and during that period, the deferral account is adjusted for interest. Benefits are reduced to the extent necessary to avoid the payment of an excise tax under Section 280G of the Internal Revenue Code.

Director Plans. Mr. Stevens also participates in the director deferred incentive plan and director retirement plan, as described above under "Directors' Compensation." These plans provide for payments upon termination under a variety of scenarios as described above.

Equity Plans. The Home Federal Bancorp 2005 Stock Option and Incentive Plan and 2005 Recognition and Retention Plan provide for accelerated vesting of awards in the event of a change in control. If a tender offer or exchange offer (other than such an offer by the Company) is commenced, or if a change in control has occurred, unless the award agreement provides otherwise, all awards granted and not fully exercisable shall become exercisable in full upon the happening of such event. The plans also provide for accelerated vesting of awards in the event of a participant's death or disability.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Directors Hedemark, Helpenstell, Malson and Navarro. No members of this Committee were officers or employees of the Company or any of its subsidiaries during the year ended September 30, 2007, nor were they formerly officers or had any relationships otherwise requiring disclosure.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Home Federal Bancorp has submitted the following report for inclusion in this proxy statement:


We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on the Committee's review of and the discussion with management with respect to the Compensation Discussion and Analysis, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the Compensation Committee:

Compensation Committee:	N. Charles Hedemark, Chairman
Fred H. Helpenstell, M.D.
Thomas W. Malson
Richard J. Navarro

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of September 30, 2007.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Related in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2005 Stock Option and Incentive Plan	553,228	$13.24	121,948
2005 Recognition and Retention Plan	202,839	12.95	60,870
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 16, 2007 information regarding share ownership of:

  those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of Home Federal Bancorp's common stock other than directors and executive officers;

  each director of Home Federal Bancorp;

  each named executive officer; and

  all current directors and executive officers of Home Federal Bancorp and Home Federal Bank as a group.

Persons and groups who beneficially own in excess of five percent of Home Federal Bancorp's common stock are required to file with the Securities and Exchange Commission, and provide a copy to us, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934. To our knowledge, no other person or entity, other than those listed below, beneficially owned more than five percent of the outstanding shares of Home Federal Bancorp's common stock as of the close of business on November 16, 2007.

opy to us, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934.  To our knowledge, no other person or entity, other than those listed below, beneficially owned more than five percent of the outstanding shares of Home Federal Bancorp's common stock as of the close of business on November 16, 2007.


Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after November 16, 2007 are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person's percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of November 16, 2007, there were 15,261,589 shares of Home Federal Bancorp common stock outstanding.

Name	Number of Shares Beneficially Owned (1)	Percent of Common Stock Outstanding (%)

Beneficial Owners of More Than 5% Other than Directors and Named Executive Officers

Home Federal MHC 500 12th Avenue South Nampa, Idaho 83651	8,979,246	58.84%

John L. Keeley, Jr. Keeley Asset Management Corp. 401 South LaSalle Street Chicago, Illinois 60605	836,117 (2)	5.48

Directors

Daniel L. Stevens (3)	165,002	1.08
N. Charles Hedemark	45,867	*
Fred H. Helpenstell, M.D.	50,867	*
Thomas W. Malson	45,867	*
Richard J. Navarro	7,000	*
James R. Stamey	28,867	*
Robert A. Tinstman	45,867	*
Len E. Williams (3)	33,830	*

Named Executive Officers Who Are Not Directors

Robert A. Schoelkoph	70,843	*
Lynn A. Sander	66,935	*

Directors and Executive Officers of Home Federal Bancorp and Home Federal Bank as a Group (15 persons)	654,131	4.29%
_____________
*	Less that one percent of shares outstanding.
(1)

The amounts shown also include the following number of shares which the indicated individuals have the right to acquire within 60 days of November 16, 2007 through the exercise of stock options: Mr. Stevens, 32,790 shares; Mr. Hedemark, 8,943 shares; Dr. Helpenstell, 8,943 shares; Mr. Malson, 8,943 shares; Mr. Navarro, 4,000 shares; Mr. Stamey, 8,943 shares; Mr. Tinstman, 8,943 shares; Mr. Williams, 14,986 shares; Mr. Schoelkoph, 14,905 shares; Ms. Sander, 23,847 shares; and all directors and executive officers as a group, 157,147 shares.

(2)

Based solely on a Schedule 13G dated February 1, 2007, regarding shares owned as of December 31, 2006. According to the filing, Mr. Keeley has sole voting and dispositive power with respect to 8,104 shares and Keeley Asset Management Corp. has sole voting power with respect to 803,413 shares and sole dispositive power with respect to 828,013 shares.

(3)	Mr. Stevens and Mr. Williams are also named executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We have followed a policy of granting loans to our officers and directors, which fully complies with all applicable federal regulations, including those governing loans and other transaction with affiliated persons of Home Federal Bank. Loans to our directors and executive officers are made in the ordinary course of business and on the substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with all customers, and do not involve more than the normal risk of collectibility or present other unfavorable features.

All loans and aggregate loans to individual directors and executive officers, without regard to loan amount, are completely documented and underwritten using the same underwriting policies, procedures, guidelines and documentation requirements as are used for customers who are not directors or executive officers of Home Federal Bank. Following the normal underwriting approvals by underwriting personnel, all such loans are then presented for review and approval by the board of directors of Home Federal Bank, pursuant to Regulation O of the Federal Reserve Board and the requirements of the Office of Thrift Supervision. There are no exceptions to these procedures and all approvals are documented in the board meeting minutes. All loans to directors and executive officers were performing in accordance with their terms at September 30, 2007.

Director Independence

The common stock of Home Federal Bancorp is listed on the Nasdaq Global Market. In accordance with the rules of The Nasdaq Stock Market LLC, at least a majority of Home Federal Bancorp's directors must be independent directors. The Board has determined that six of its eight directors are independent, as defined by The Nasdaq Stock Market LLC. Directors Helpenstell, Hedemark, Malson, Stamey, Tinstman and Navarro are all independent. Only Directors Stevens and Williams are not independent.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed to Home Federal and Home Federal Bank by Moss Adams LLP for professional services rendered for the fiscal years ended September 30, 2007 and 2006.

	Years Ended September 30,
	2007	2006

Audit Fees	$202,000	$212,000
Audit-Related Fees (1)	110,000	18,000
Tax Fees	7,000	7,000
All Other Fees	--	--

(1)   Consists of review of documents filed in connection with our public offering, as well as costs incurred in relation to employee benefit plans.

Pre-approval Policy

It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent auditor and the estimated fees for these services. Pre-approval is typically granted by the full Audit Committee. In considering non-audit services, the Audit Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditor and whether the


service could compromise the independence of the independent auditor. For the year ended September 30, 2007, the Audit Committee approved all of the services provided by Moss Adams LLP that were designated as audit fees, audit-related fees, tax fees and all other fees as set forth in the table above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

        (a)     Financial Statements

                  See Index to Consolidated Financial Statements on page 78.

        (b)     Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto or in Part I, Item 1.


(c) Exhibits

2.1	Plan of Conversion and Reorganization (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
10.1	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bank (2)
10.2	Form of Employment Agreement for President and Chief Executive Officer with Home Federal Bancorp, Inc. (2)
10.3	Form of Severance Agreement for Executive Officers (2)
10.4	Form of Home Federal Savings and Loan Association of Nampa Employee Severance Compensation Plan (2)
10.5	Form of Director Indexed Retirement Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.6	Form of Director Deferred Incentive Agreement entered into by Home Federal Savings and Loan Association of Nampa with each of its Directors (2)
10.7

Form of Split Dollar Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, N. Charles Hedemark, Fred H. Helpenstell, M.D., Richard J. Schrandt, James R. Stamey and Robert A. Tinstman (2)

10.8

Form of Executive Deferred Incentive Agreement, and amendment thereto, entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (2)

10.9

Form of Amended and Restated Salary Continuation Agreement entered into by Home Federal Savings and Loan Association of Nampa with Daniel L. Stevens, Len E. Williams, Steven E. Emerson, Robert A. Schoelkoph, Roger D. Eisenbarth, Lynn A. Sander and Karen Wardwell (2)

10.10	2005 Stock Option and Incentive Plan approved by stockholders on June 23, 2005 and Form of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (4)
10.11	2005 Recognition and Retention Plan approved by stockholders on June 23, 2005 and Form of Award Agreement (4)
10.12	Form of new Director Retirement Plan entered into by Home Federal Bank with each of its Directors (5)
10.13	Transition Agreement with Daniel L. Stevens (6)
10.14	Agreement Regarding Terms of Employment Offer with Len E. Williams (6)
10.15	Employment Agreement entered into by Home Federal Bank with Len E. Williams (7)
10.16	Agreement Regarding Terms of Employment Offer with Steven K. Eyre (8)
14	Code of Ethics (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

_____________
(1)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated May 11, 2007.
(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817).
(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 19, 2007.
(4)	Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (333-127858).
(5)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated October 21, 2005.
(6)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 21, 2006.
(7)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 6, 2006.
(8)	Filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 15, 2007.
(9)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2004.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                        HOME FEDERAL BANCORP, INC.

Date: December 11, 2007                                                                                                             /s/ Daniel L. Stevens
                                                                                                                                                        Daniel L. Stevens
                                                                                                                                                        Chairman and
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

SIGNATURES	TITLE	DATE

/s/ Daniel L. Stevens	Chairman of the Board, President, Chief	December 11, 2007
Daniel L. Stevens	Executive Officer and Director
(Principal Executive Officer)

/s/ Robert A. Schoelkoph	Chief Financial Officer	December 11, 2007
Robert A. Schoelkoph	(Principal Financial and Accounting Officer)

/s/ Fred H. Helpenstell	Director	December 11, 2007
Fred H. Helpenstell, M.D.

/s/ Thomas W. Malson	Director	December 11, 2007
Thomas W. Malson

/s/ Charles Hedemark	Director	December 11, 2007
N. Charles Hedemark

/s/ Richard J. Navarro	Director	December 11, 2007
Richard J. Navarro

/s/ James R. Stamey	Director	December 11, 2007
James R. Stamey

/s/ Robert A. Tinstman	Director	December 11, 2007
Robert A. Tinstman

/s/ Len E. Williams	Director	December 11, 2007
Len E. Williams


EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 21

Subsidiaries of the Registrant

Parent

Home Federal Bancorp, Inc.

Subsidiaries	Percentage Owned	State or Other Jurisdiction of Incorporation or Organization

Home Federal Bank	100%	United States
Idaho Home Service Corporation (1)	100%	Idaho

________
(1) This corporation is a wholly owned subsidiary of Home Federal Bank.


Exhibit 23

Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
Home Federal Bancorp, Inc.
Nampa, Idaho

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Statement Number 333-127858) of Home Federal Bancorp, Inc. of our report dated December 10, 2007, relating to the consolidated financial statements of Home Federal Bancorp, Inc.'s Annual Report on Form 10-K as of and for the year ended September 30, 2007.

/s/ Moss Adams LLP

Spokane, Washington
December 12, 2007

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

Date: December 11, 2007                                                                                                 /s/ Daniel L. Stevens
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

Date: December 11, 2007                                                                                                 /s/ Robert A. Schoelkoph
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

Date: December 11, 2007
